Form 10-Q
period 1996-03-31
IDAHO CO
filed 1996-05-02
CIK 809365

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 1996

Commission File No.: 33-11309

                             THE IDAHO COMPANY
         (Exact name of registrant as specified in its charter)

        IDAHO                                        82-0410913
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


            102 S. 17th Street, Suite 201, Boise, Idaho  83702
(Address of principal executive offices)                (Zip Code)

                              (208) 344-6308
            (Registrant's telephone number, including area code)



              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  [X] Yes      [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   1,618 shares of no par value common stock
                         were outstanding at 03-31-96.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The financial information set forth herein is unaudited and reflects all adjustments which are, in the opinion of management, necessary to the presentation of a fair statement of the interim period presented.

                               THE IDAHO COMPANY
                                 BALANCE SHEETS


                                     March 31, 1996        Dec. 31, 1995

             ASSETS

  Cash                                 $   77,103            $  128,742

  Loans receivable                      1,071,734             1,010,027
  Less allowance for loan losses           64,308                63,636
                                       ----------            ----------
    Net loans                           1,007,426               946,391

  Interest and other receivables           23,798                16,582
  Prepaid expenses                          6,509                 9,415
                                       ----------            ----------
    Total Assets                       $1,114,836            $1,101,130
                                       ----------            ----------
                                       ----------            ----------

LIABILITIES & STOCKHOLDERS' EQUITY

  Accrued expenses                     $    9,000           $    2,950
  Payroll tax payable                       1,764                1,567
  Fees collected, unearned                  8,540
                                       ----------           ----------
                                           19,304                4,517
  Excess of net assets acquired over
  cost, net of accumulated accretion
  of $40,446 at March 31, 1996 and
  $34,668 at December 31, 1995             75,113               80,891
                                       ----------           ----------
    Total Liabilities                      94,417               85,408

STOCKHOLDERS' EQUITY
  Common stock, no par value,
  Authorized 500,000 shares; 1,618
  shares issued and outstanding           982,825              982,825

  Retained earnings                        37,594               32,897
                                       ----------           ----------
                                        1,020,419            1,015,722

TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                 $1,114,836           $1,101,130
                                       ----------            ---------
                                       ----------            ---------

                                 THE IDAHO COMPANY
                             STATEMENTS OF OPERATIONS




                                   Quarter Ended         Quarter Ended
                                   March 31, 1996        March 31, 1995

REVENUE
  Consulting Income                  $    150              $   1,326
  Loan Fees                             6,701                 15,570
  Interest Income - Loans              34,809                 27,019
  Interest Income - Other                 664                  2,813
  Negative Goodwill
    & Other Income                      6,303                  6,278
                                     --------               ---------
          Total Revenue                48,627                 53,006

EXPENSES
  Operating Expenses                   43,931                 33,881

          Total Expenses               43,931                 33,881
                                     --------               --------
NET INCOME/LOSS                      $  4,696               $ 19,125
                                     --------               --------
                                     --------               --------

AVERAGE NUMBER
  SHARES OUTSTANDING                    1,618                 1,618
  (See Item 2.)

INCOME/LOSS PER SHARE
OF COMMON STOCK                         $2.90                $11.82

                                 THE IDAHO COMPANY
                             STATEMENTS OF CASH FLOWS

                                             March 31, 1996    March 31, 1995

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                    $   4,696          $ 19,125
     Adjustments to reconcile net income
       to net cash used in operating activities:
          Accretion of excess of net assets
            acquired over cost                     (5,778)           (5,778)
          Provision for loan losses                   672             3,980
          Changes in operating assets
            and liabilities:
              Accounts receivable                                       275
              Interest receivable                  (7,217)           (5,067)
              Fees collected, unearned              8,541
              Prepaid expenses                      2,905             4,460
              Accounts payable                                           62
              Accrued expenses                      6,050            (7,871)
              Payroll tax payable                     198               430
                                                 --------          --------
                Total adjustments                   5,371            (9,509)

                NET CASH PROVIDED BY
                  OPERATING ACTIVITIES             10,067             9,616

    CASH FLOWS FROM INVESTING ACTIVITIES:

      Maturities of interest bearing deposits                        36,908
      Loans receivable disbursed                 (149,534)         (225,464)
      Loans receivable collected                   87,827           412,586
                                                 --------          --------
                NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES            (61,707)          224,030

    CASH FLOWS FROM FINANCING ACTIVITIES:

      Principal payments on notes payable                            (5,705)
      Reverse stock split - fractional
        share payments                                              (22,938)
      Capital additions                                              22,938
                                                 --------          --------
                NET CASH USED IN
                  FINANCING ACTIVITIES                               (5,705)

    INCREASE (DECREASE) IN CASH                   (51,640)          227,941

    CASH AT BEGINNING OF PERIOD                   128,742           145,127
                                                 --------          --------
    CASH AT END OF PERIOD                        $ 77,103          $373,068
                                                 --------          --------
                                                 --------          --------

                               THE IDAHO COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                         Quarter Ended March 31, 1996


A.  Basis of Presentation and Company Background

The Idaho Company (the Company), incorporated under the laws of the State of Idaho on November 28, 1986, is a for-profit corporation. The Company was formed to promote economic growth, and to stimulate, develop, and advance the business prosperity of Idaho and its citizens. The Company achieves this objective by lending to, investing in, arranging financing for, and consulting with new, emerging, and expanding businesses.

The Company is not obligated to pay a dividend or dividend in kind unless the payment has been approved by the Director of the Department of Finance of the State of Idaho and is consistent with capital requirements and profitability.

The Company is a licensed Business and Industrial Development Company
(BIDCO). As such, it is regulated by the State of Idaho Department of Finance and subject to periodic asset quality examinations. On September 30, 1992, the Company was granted an exemption from registration as an investment company under the Investment Company Act of 1940, conditioned upon satisfying certain requirements, which have been met as of March 31, 1996.

On June 15, 1994, William F. Rigby acquired 97.7 percent of the Company's then outstanding common stock in a tender offer for cash consideration in the amount of $957,780. In accordance with the tender offer terms and conditions, a reverse stock split was subsequently concluded during the first quarter of 1995. The remaining 2.3 percent of shares outstanding became fractional shares as a result of the split and were paid out in the form of cash. The reverse stock split occurred on February 28, 1995, and resulted in a reduction of pre-split issued and outstanding shares of 163,453 to 1,618 post-split shares. Effective with the reverse stock split, the Company amended its articles of incorporation to eliminate the par value feature of its authorized common stock in favor of a no par value feature. On February 28, 1995, the Company re-acquired all fractional common shares created by the reverse stock split for approximately $23,000.

The Idaho Company continues to explore opportunities to form and/or manage a Small Business Investment Corporation (SBIC). The Idaho Company may ultimately consider forming a subsidiary or affiliate for the purpose of becoming licensed as an SBIC. The Company may also pursue a partnership arrangement.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unaudited Interim Financial Statements. In the opinion of management, the accompanying financial statements contain all adjustments necessary to fairly represent the financial position of The Idaho Company and the results of operations and cash flows.

This report on Form 10-Q for the quarter ended March 31, 1996, should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1995, and report on Form 10-Q for the quarter ended September 30, 1995.

    Loans: The Company makes commercials loans to Idaho small businesses to stimulate economic activity through job creation. Loans are reported at the principal amount outstanding, net of an allowance for estimated loan losses. Accrual of interest is discontinued when reasonable doubt exists as to collectibility. All loans greater than 90 days delinquent are subject to nonaccrual of interest. Interest accruals are resumed on such loans only when, in the judgment of management, the loans are fully collectible.

    Allowance for Loan Losses. The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of principal is unlikely. The allowance is an amount which management believes would be adequate to absorb possible losses on existing loans, based on 1) conditions existing at the balance sheet date, 2) evaluations of the collectibility of the loans and 2) prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay.

    Income Taxes. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement No. 109). Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Excess of Net Assets Acquired over Cost. The excess of net assets acquired over purchase price is amortized on a straight-line basis over a five year life.

    Income Per Share. Income per share is computed by dividing the net income by the average number of shares outstanding during the period. See "Basis of Presentation" for a description of the reverse stock split occurring on February 28, 1995.

    Interest Bearing Deposits. Interest bearing deposits are comprised of certificates of deposit and other deposits.

    Notes Payable. The Company was obligated under a note payable at March 31, 1995 which was paid in full during the following quarter.

    Cash. With the exception of a nominal operating account, all cash earns interest at current market rates.

    Reclassifications. Certain amounts presented in 1995 have been reclassified to be consistent with this presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    RESULTS OF OPERATIONS. The quarter ended March 31, 1996 resulted in net income of $4,696, compared to net income of $19,125 for the quarter ended March 31, 1995. The first quarter of 1995 included fees from the sale of an SBA-guaranteed loan which substantially increased net income for the quarter. There were no accounting fees during the quarter ended March 31, 1995; accounting fees amounted to $12,200 at March 31, 1996. Year-to-date results for 1996 are in line with management's projections.

Revenues for the first quarter of 1996 were primarily derived from interest on loans receivable and loan fees. Non-cash revenues were also realized from the amortization of negative goodwill (see "Basis of Presentation" under Notes to Financial Statements). The primary sources of revenue for the quarter ended March 31, 1995, were interest on loans receivable and loan fees.

Shareholders' equity on March 31, 1996, was $1,020,419 compared to shareholders equity of $1,004,077 on March 31, 1995.

Inflation has had no significant impact upon the operating overhead, lending or investing activities of the company. Management anticipates that interest rates will remain relatively constant throughout 1996.


    LIQUIDITY AND CAPITAL RESOURCES. As of March 31, 1996, the Company held $77,103 in cash accounts (including interest bearing accounts) to fund loans and operating expenses. The Company has an available a line of credit in the amount of $250,000 at a rate of Prime plus 1.5 percent, undrawn against at quarter end. At March 31, 1996, current portions of loans receivable totalled $511,248. No extraordinary capital expenditures were anticipated at quarter end. Management believes that existing cash, the line of credit, and cash generated from operations will be sufficient to allow the company to meet its obligations as they come due.

At March 31, 1996, the largest asset items consisted of cash and loans receivable, net of reserve, totalling $1,084,529 out of $1,114,836 total assets. At March 31, 1995, the largest asset items consisted of cash and loans receivable, net, totalling $1,093,509 out of $1,117,856 total assets.


Part II - OTHER INFORMATION


Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K. None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FOR THE IDAHO COMPANY



BY  /s/Eugene D. Heil
- --------------------------------------
President and Chief Accounting Officer

Date       April 25, 1996