Form 10-Q
period 1996-06-30
IDAHO CO
filed 1996-07-25
CIK 809365

                           UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


For the quarterly period ended:  June 30, 1996
                                 --------------

Commission File No.: 33-11309
                     --------

                             THE IDAHO COMPANY
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

              IDAHO                                    82-0410913
- ---------------------------------       ------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


            102 S. 17th Street, Suite 201, Boise, Idaho  83702
- ----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                               (208) 344-6308
            ----------------------------------------------------
            (Registrant's telephone number, including area code)



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

                   1,618 shares of no par value common stock
                         were outstanding at 06-30-96.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The financial information set forth herein is unaudited and reflects all adjustments which are, in the opinion of management, necessary to the presentation of a fair statement of the interim period presented.
































             (The remainder of this page intentionally left blank.)

                               THE IDAHO COMPANY

                                 BALANCE SHEETS


                                      June 30, 1996       December 31, 1995
- ------------------------------------------------------------------------------

             ASSETS

  Cash                                 $   28,999            $  128,742

  Loans receivable                      1,205,996             1,010,027
  Less allowance for loan losses           68,103                63,636
                                       ----------            ----------
    Net loans                           1,137,893               946,391

  Interest and other receivables           13,680                16,582
  Prepaid expenses                          3,530                 9,415
                                       ----------            ----------
    Total Assets                       $1,184,102            $1,101,130
                                       ==========            ==========

LIABILITIES & STOCKHOLDERS' EQUITY

  Accrued interest                     $       55
  Accrued expenses                          3,950           $    2,950
  Payroll tax payable                       2,319                1,567
  Fees collected, unearned                 12,449
  Note payable                             67,446
                                       ----------           ----------
                                           86,219                4,517
  Excess of net assets acquired over
  cost, net of accumulated accretion
  of $46,224 at June 30, 1996 and
  $34,668 at December 31, 1995             69,335               80,891
                                       ----------           ----------
    Total Liabilities                     155,554               85,408

STOCKHOLDERS' EQUITY
  Common stock, no par value,
  Authorized 500,000 shares; 1,618
  shares issued and outstanding           982,825              982,825

  Retained earnings                        45,723               32,897
                                       ----------           ----------
                                        1,028,548            1,015,722

TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                 $1,184,102           $1,101,130
                                       ==========           ==========

                               THE IDAHO COMPANY

                            STATEMENTS OF OPERATIONS

                                Quarter        Year      Quarter     Year
                                 Ended       to Date      Ended     to Date
                                June 30,     June 30,    June 30,   June 30,
                                  1996         1996         1995      1995
                                --------     --------    --------   --------
REVENUE
  Consulting Income             $    423      $   572    $    559   $  1,884
  Loan Fees                        5,815       12,516       4,780     20,350
  Interest Income - Loans         33,410       68,219      20,915     47,935
  Interest Income - TCD                                                   91
  Interest Income - Other            610        1,275       6,592      9,314
  Negative Goodwill
    & Other Income                 6,303       12,606       6,302     12,581
                                --------     --------    --------   --------

          Total Revenue           46,561       95,188      39,148     92,155

EXPENSES
  Operating Expenses              38,432       82,363      37,431     71,312
                                --------     --------    --------   --------
          Total Expenses          38,432       82,363      37,431     71,312

NET INCOME                     $   8,129     $ 12,825    $  1,717   $ 20,843
                                ========     ========    ========   ========

AVERAGE NUMBER
  SHARES OUTSTANDING               1,618        1,618      1,618       1,618
  (See Item 2.)

INCOME/LOSS PER SHARE
OF COMMON STOCK                    $5.02        $7.93      $1.06      $12.88


                                 THE IDAHO COMPANY
                             STATEMENTS OF CASH FLOWS

                                                June 30, 1996    June 30, 1995
- -------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 12,825          $ 20,842
     Adjustments to reconcile net income
       to net cash used in operating activities:
          Accretion of excess of net assets
            acquired over cost                      (11,556)          (11,556)
          Provision for loan losses                   4,467             8,908
          Changes in operating assets
            and liabilities:
              Accounts receivable                                         275
              Interest receivable                     2,902               280
              Fees collected, unearned               12,449
              Prepaid expenses                        5,884             9,145
              Accrued expenses                        1,000           (17,639)
              Payroll tax payable                       754               297
              Interest payable                           54
                                                    -------           -------
                Total adjustments                    15,954           (10,290)

                NET CASH PROVIDED BY
                  OPERATING ACTIVITIES               28,779            10,552

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturities of interest bearing deposits                          36,908
      Loans receivable disbursed                   (710,069)         (767,720)
      Loans receivable collected                    514,101           782,702
                                                   --------          --------
                NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES             (195,968)           51,890

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in debt                              182,500
      Principal payments on debt                   (115,054)           (9,577)
      Reverse split, fractional share payments                        (23,238)
      Capital additions                                                22,938
                                                   --------          --------
                NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES               67,446            (9,877)

    INCREASE (DECREASE) IN CASH                     (99,743)           52,565

    CASH AT BEGINNING OF PERIOD                     128,742           145,127
                                                   --------          --------
    CASH AT END OF PERIOD                          $ 28,999          $197,692
                                                   ========          ========

                               THE IDAHO COMPANY
                         NOTES TO FINANCIAL STATEMENTS

                         Quarter Ended June 30, 1996


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

The Company is a licensed Business and Industrial Development Company (BIDCO). As such, it is regulated by the State of Idaho Department of Finance and subject to periodic asset quality examinations. On September 30, 1992, the Company was granted an exemption from registration as an investment company under the Investment Company Act of 1940, conditioned upon satisfying certain requirements, which have been met as of June 30, 1996.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unaudited Interim Financial Statements: In the opinion of management, the accompanying financial statements contain all adjustments necessary to fairly represent the financial position of The Idaho Company and the results of operations and cash flows.

     This report on Form 10-Q for the quarter ended June 30, 1996, should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1995, and report on Form 10-Q for the quarter ended March 31, 1996.

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

    Allowance for Loan Losses: The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of principal is unlikely. The allowance is an amount which management believes would be adequate to absorb possible losses on existing loans, based on 1) conditions existing at the balance sheet date, 2) evaluations of the collectibility of the loans and 3) prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to repay.

    Income Taxes: Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement No. 109). Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Excess of Net Assets Acquired over Cost: The excess of net assets acquired over purchase price is amortized on a straight-line basis over a five year life.

    Income Per Share: Income per share is computed by dividing the net income by the average number of shares outstanding during the period. See "Basis of Presentation" for a description of the reverse stock split occurring on February 28, 1995.

    Interest Bearing Deposits: Interest bearing deposits are comprised of certificates of deposit and other deposits.

    Notes Payable: The Company was obligated under an installment note during the quarter ended June 30, 1995. The Company currently borrows against a line of credit on an as needed basis. See "Liquidity and Capital Resources".

    Cash: With the exception of a nominal operating account, all cash earns interest at current market rates.

    Reclassifications: Certain amounts presented in 1995 have been reclassified to be consistent with this presentation.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS. The quarter ended June 30, 1996 resulted in net income of $8,129, compared to net income of $1,718 for the quarter ended June 30, 1995. Net income for the six months ended June 30, 1996 equaled $12,825, compared to net income of $20,843 for the six months ended June 30, 1995.
The six month period ended June 30, 1995 included income from the sale of an SBA-guaranteed loan, which substantially increased profitability during 1995. Year-to-date results for 1996 are in line with management's projections.

Revenues for the quarter ended June 30, 1996 were primarily derived from interest on loans receivable and loan fees. Non-cash revenues were also realized from the amortization of negative goodwill (see "Basis of Presentation" under Notes to Financial Statements). The primary sources of revenue for the quarter ended June 30, 1995, were interest on loans receivable, other interest income, and loan fees.

Shareholders' equity on June 30, 1996, was $1,028,548 compared to shareholders equity of $1,005,313 on June 30, 1995.

Inflation has had no significant impact upon the operating overhead, lending or investing activities of the company. Management anticipates that interest rates will remain relatively constant throughout 1996.


    LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 1996, the Company held $28,999 in cash accounts (including interest bearing accounts) to fund loans and operating expenses. The Company has available a line of credit in the amount of $250,000 at a rate of Prime plus 1.5 percent, of which $67,446 was drawn at quarter end. At June 30, 1996, current portions of loans receivable totalled $488,140. No extraordinary capital expenditures were anticipated at quarter end. Management believes that existing cash, the line of credit, and cash generated from operations will be sufficient to allow the Company to meet its obligations as they come due.

At June 30, 1996, the largest asset items were cash and loans receivable, net of reserve, totalling $1,166,892 out of $1,184,102 total assets. At June 30, 1995, the largest asset items consisted of cash and loans receivable, net, totalling $1,085,347 out of $1,099,663 total assets.

Part II - OTHER INFORMATION


Item 1.  Legal Proceedings:  None.

Item 2.  Changes in Securities:  None.

Item 3.  Defaults Upon Senior Securities:  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders: On April 17, 1996, the Company held its eighth annual meeting of shareholders. One hundred percent of all shares outstanding were voted at the meeting. The following individuals were elected or re-elected to serve a three-year term expiring at the 1999 annual meeting of shareholders:

Grant R. Caldwell                A. Wayne Mittleider             John Rigby
Ted E. Ellis                     Charles M. (Chuck) Rice

Additionally, KPMG Peat Marwick was approved as independent auditors for the year ending December 31, 1996.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K. None.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               FOR THE IDAHO COMPANY



                               --------------------------------------
                               Eugene D. Heil
                               President and Chief Accounting Officer
                               Date:       July 24, 1996