Form 10-Q
period 1996-09-30
IDAHO CO
filed 1996-11-07
CIK 809365

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


For the quarterly period ended:  September 30, 1996
                                 ------------------

Commission File No.: 33-11309
                     --------

                             THE IDAHO COMPANY
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

              IDAHO                                    82-0410913
---------------------------------       ------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


            102 S. 17th Street, Suite 201, Boise, Idaho  83702
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

                   1,618 shares of no par value common stock
                         were outstanding at 9-30-96.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The financial information set forth herein is unaudited and reflects all adjustments which are, in the opinion of management, necessary to the presentation of a fair statement of the interim period presented.



























             (The remainder of this page intentionally left blank.)

                               THE IDAHO COMPANY

                                 BALANCE SHEETS

                                 September 30, 1996       December 31, 1995
------------------------------------------------------------------------------

             ASSETS
  Cash                                 $    5,233            $  128,742

  Loans receivable                      1,259,986             1,010,027
  Less allowance for loan losses           70,328                63,636
                                       ----------            ----------
    Net loans                           1,189,658               946,391

  Interest and other receivables           20,682                16,582
  Prepaid expenses                         11,985                 9,415
                                       ----------            ----------
    Total Assets                       $1,227,558            $1,101,130
                                       ==========            ==========

LIABILITIES & STOCKHOLDERS' EQUITY

  Accrued interest                     $      359
  Accrued expenses                          3,290            $    2,950
  Payroll tax payable                       2,320                 1,567
  Fees collected, unearned                 16,886
  Note payable                            100,421
                                       ----------            ----------
                                          123,276                 4,517
  Excess of net assets acquired over
  cost, net of accumulated accretion
  of $52,002 at September 30, 1996
  and $34,668 at December 31, 1995         63,557                80,891
                                       ----------            ----------
    Total Liabilities                     186,833                85,408

STOCKHOLDERS' EQUITY
  Common stock, no par value,
  Authorized 500,000 shares; 1,618
  shares issued and outstanding           982,825               982,825

  Retained earnings                        57,900                32,897
                                       ----------            ----------
                                        1,040,725             1,015,722

TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                 $1,227,558            $1,101,130
                                       ==========            ==========

                               THE IDAHO COMPANY
                            STATEMENTS OF OPERATIONS

                                    Quarter      Year      Quarter     Year
                                     Ended      to Date     Ended     to Date
                                    Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                      1996       1996       1995       1995
                                    ---------  ---------  ---------  ---------
REVENUE
  Consulting Income                 $    410    $    983   $          $  1,884
  Loan Fees                            2,885      15,401      4,958     25,308
  Interest Income - Loans             38,948     107,167     30,017     77,952
  Interest Income - TCD                                                     91
  Interest Income - Other                 81       1,356      3,007     12,321
  Negative Goodwill & Other Income     6,128      18,734      6,303     18,884
                                    --------    --------   --------   --------

          Total Revenue               48,452     143,641     44,285    136,440

EXPENSES
  Operating Expenses                  36,276     118,639     35,553    106,865
                                    --------    --------   --------   --------
          Total Expenses              36,276     118,639     35,553    106,865

NET INCOME                          $ 12,176    $ 25,002   $  8,732   $ 29,575
                                    ========    ========   ========   ========

AVERAGE NUMBER
  SHARES OUTSTANDING                   1,618       1,618      1,618      1,618

INCOME/LOSS PER SHARE
OF COMMON STOCK                        $7.53      $15.45      $5.40     $18.28


                                 THE IDAHO COMPANY
                             STATEMENTS OF CASH FLOWS

                                                Sept. 30, 1996   Sept. 30, 1995
-------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $ 25,002         $ 29,575
     Adjustments to reconcile net income
       to net cash used in operating activities:
          Accretion of excess of net assets
            acquired over cost                      (17,334)         (17,334)
          Provision for loan losses                   6,692           10,168
          Changes in operating assets
            and liabilities:
              Accounts receivable                                        275
              Interest receivable                    (4,100)          (8,557)
              Fees collected, unearned               16,886
              Prepaid expenses                       (2,570)             740
              Accrued expenses                          340          (17,129)
              Payroll tax payable                       753              297
              Interest payable                          359
                                                   --------          --------
                Total adjustments                     1,026          (31,540)

                NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES               26,028           (1,965)

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturities of interest bearing deposits                         36,908
      Loans receivable disbursed                   (989,513)        (895,320)
      Loans receivable collected                    739,555        1,018,246
                                                   --------        ---------
                NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES             (249,958)         159,834

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in debt                              496,475
      Principal payments on debt                   (396,054)          (9,577)
      Reverse split, fractional share payments                       (23,238)
      Capital additions                                               22,938
                                                   --------         --------
                NET CASH PROVIDED BY (USED IN)
                  FINANCING ACTIVITIES              100,421           (9,877)

    INCREASE (DECREASE) IN CASH                    (123,509)         147,992

    CASH AT BEGINNING OF PERIOD                     128,742          145,127
                                                   --------         --------
    CASH AT END OF PERIOD                          $  5,233         $293,119
                                                   ========         ========

                               THE IDAHO COMPANY
                         NOTES TO FINANCIAL STATEMENTS

                         Quarter Ended September 30, 1996


BASIS OF PRESENTATION AND COMPANY BACKGROUND

The Idaho Company (the Company), was incorporated under the laws of the State of Idaho on November 28, 1986, as a for-profit corporation. The Company was formed to promote economic growth, and to stimulate, develop, and advance the business prosperity of Idaho and its citizens. The Company achieves this objective by lending to, investing in, arranging financing for, and consulting with new, emerging, and expanding businesses.

The Company is not obligated to pay a dividend or dividend in kind unless the payment has been approved by the Director of the Department of Finance of the State of Idaho and is consistent with capital requirements and profitability.

The Company is a licensed Business and Industrial Development Company (BIDCO). As such, it is regulated by the State of Idaho Department of Finance and subject to periodic asset quality examinations. On September 30, 1992, the Company was granted an exemption from registration as an investment company under the Investment Company Act of 1940, conditioned upon satisfying certain requirements, which have been met as of September 30, 1996.

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

     This report on Form 10-Q for the quarter ended September 30, 1996, should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1995, and reports on Form 10-Q for the quarters ended
March 31, 1996 and June 30, 1996.

    Loans: The Company makes commercial loans to Idaho small businesses to stimulate economic activity. Loans are reported at the principal amount outstanding, net of an allowance for estimated loan losses. Accrual of interest is discontinued when reasonable doubt exists as to collectibility. All loans greater than 90 days delinquent are subject to nonaccrual of interest. Interest accruals are resumed on such loans only when, in the judgment of management, the loans are fully collectible.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS. The quarter ended September 30, 1996 resulted in net income of $12,176, compared to net income of $8,732 for the quarter ended September 30, 1995. Net income for the nine months ended September 30, 1996 equaled $25,002, compared to net income of $29,575 for the nine months ended September 30, 1995. Income for the nine month period ending September 30, 1995 included fees from the sale of an SBA-guaranteed loan, which substantially increased profitability in 1995. Year-to-date results for 1996 are in line with management's projections.

Revenues for the quarter ended September 30, 1996 were primarily derived from interest on loans receivable and loan fees. Non-cash revenues were also realized from the amortization of negative goodwill (see "Basis of Presentation" under Notes to Financial Statements). The primary sources of revenue for the quarter ended September 30, 1995, were interest on loans receivable and other interest income.

Shareholders' equity on September 30, 1996, was $1,040,725 compared to shareholders equity of $1,014,226 on September 30, 1995.

Inflation has had no significant impact upon the operating overhead, lending or investing activities of the company. Management anticipates that interest rates will remain relatively constant through the remainder of 1996.


    LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 1996, the Company held $5,233 in cash accounts (including interest bearing accounts) to fund loans and operating expenses. The Company has available a line of credit in the amount of $250,000 at a rate of Prime plus 1.5 percent, of which $100,421 was drawn at quarter end. At September 30, 1996, current portions of loans receivable totalled $585,506. No extraordinary capital expenditures were anticipated at quarter end. Management believes that existing cash, the line of credit, and cash generated from operations will be sufficient to allow the Company to meet its obligations as they come due.

At September 30, 1996, the largest asset items were notes and interest receivable, net of reserve, totalling $1,210,340 out of $1,227,558 total assets. At September 30, 1995, the largest asset items consisted of cash and loans receivable, net, totalling $1,071,569 out of $1,103,127 total assets.

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



                               FOR THE IDAHO COMPANY



                               --------------------------------------
                               /s/Eugene D. Heil
                               President and Chief Accounting Officer
                               Date:       November 1, 1996