Form 10-K
period 1996-12-31
IDAHO CO
filed 1997-03-17
CIK 809365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended:   December 31, 1996
                            ------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to
                               --------------------    ---------------------

Commission file number:    33-11309

                              THE IDAHO COMPANY
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Idaho                                     82-0410913
-------------------------------------     ----------------------------------
   State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization

      102 S. 17th Street, Suite 201 / P. O. Box 6812, Boise, ID  83707
----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:     (208) 344-6308
                                                   -------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

      Title of each class          Name of each exchange on which registered

Common Stock - without par value                      None
--------------------------------   ------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X]  Yes   [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of voting stock held by nonaffiliates of the Registrant at December 31, 1996 was zero. There currently is no market for the Company's stock.

The number of Registrant's no par value common stock outstanding at December 31, 1996 was 1,618.

                               THE IDAHO COMPANY
                               TABLE OF CONTENTS

Item                                PART I                   Page

 1.  Business                                                   3

 2.  Properties                                                 3

 3.  Legal Proceedings                                          3

 4.  Submission of Matters to a Vote of Security Holders        3

                                   PART II

 5.  Market for the Registrant's Common Equity and
     Related Stockholder Matters                                4

 6.  Selected Financial Data                                    4

 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                        5

 8.  Financial Statements and Supplementary Data                7

 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                       19

                                   PART III

10.  Directors and Executive Officers of the Registrant        20

11.  Executive Compensation                                    21

12.  Security Ownership of Certain Beneficial Owners           21
     and Management

13.  Certain Relationships and Related Transactions            21

                                    PART IV

14.  Exhibits, Financial Statement Schedules and               22
     Reports on Form 8-K

                                     PART I

Item 1.  BUSINESS

The Idaho Company (the "Company") was incorporated under the laws of the State of Idaho on November 28, 1986. The Company is a for-profit corporation organized to promote economic growth in Idaho. The Company achieves this objective by lending to, investing in, arranging financing for, and consulting with new, emerging, and expanding businesses.

The Company has pursued a program of lending and equity investing, loan placement, and management consulting to help small businesses attain greater financial stability.

Direct loans and investments totalling $1,344,114 were entered into during the year ended December 31, 1996. Lending activity resulted in the creation
or retention of            jobs in the State of Idaho.

On September 30, 1992, the Company was granted an exemption from the reporting requirements of the Investment Company Act of 1940 subject to continued compliance with sections 9, 10, 15, 16(a), 17(g), 17(i), 18, 21, 23, 35, 36,
37, and, to the extent necessary to enforce the provisions of the Act, sections 38 through 53. In addition, the Company was exempted from certain provisions of rule 17g-1. The exemption allows the Company to make loans to and investments in Idaho small businesses in excess of forty percent of the Company's assets without incurring reporting requirements under the Act.

On June 15, 1994, 97.7 percent of the then issued and outstanding shares of the Company's common stock were acquired by an individual in a tender offer. The consideration paid for the tendered shares totalled $957,780. On February
28, 1995, a 101 for 1 reverse stock split was enacted, reducing the number of shares outstanding to 1,618. The Company's common stock was changed from $10 par value to no par value. A capital addition of $22,938 was made by the majority shareholder for payment of fractional shares.


Item 2.  PROPERTIES

The Company leases office space at 102 S. 17th Street, Suite 201, Boise, Idaho 83702.


Item 3.  LEGAL PROCEEDINGS

There are no legal proceedings involving the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

There is no established public trading market for the Company's stock. Shareholders as of December 31, 1996, numbered two.

No shareholder is entitled, as a matter of right, to purchase or subscribe for any unissued or treasury stock of the Company, and no shareholder is entitled, as a matter of right, to purchase or subscribe for any bonds, notes, certificates or indebtedness, debentures, or other obligations convertible into stock of the Company.

The Company does not intend to pay, nor obligate itself to pay, a cash dividend or dividend in kind to its shareholders unless that payment is consistent with capital requirements and profitability and has been approved by the Director of the Department of Finance of the State of Idaho.


Item 6.  SELECTED FINANCIAL DATA

                                                            Period     Period
                                                           June 16,   Jan. 1,
                                                              1994       1994
                                       Year       Year      through    through
                                       Ended      Ended    December 31, June 15,
                                       1996       1995        1994       1994
                                      ------     ------      ------     ------
Revenues                           $ 177,811  $ 154,123  $  58,739  $  36,059
Income (loss) before
  extraordinary item                  42,629     31,070      1,827   (112,128)
Extraordinary item -
  forgiveness of note payable            -0-        -0-        -0-        -0-
Net income (loss)                     42,629     31,070      1,827   (112,128)
Net income (loss) per common share
  before extraordinary item            26.35      19.20       1.13       (.69)
Net income (loss) per common share     26.35      19.20       1.13       (.69)
Total assets                       1,318,166  1,101,130  1,117,595  1,134,667

                                                   Year         Year
                                                  Ended         Ended
                                                  1993          1992
                                                 ------        ------
Revenues                                      $  94,951     $  90,108
Income (loss) before
  extraordinary item                            (46,226)      (34,673)
Extraordinary item -
  forgiveness of note payable                       -0-        24,000
Net income (loss)                               (46,226)      (34,673)
Net income (loss) per common share
  before extraordinary item                        (.28)         (.36)
Net income (loss) per common share                 (.28)         (.36)
Total assets                                  1,215,175     1,342,651

On July 15, 1988, Idaho Power Company granted the Company a non interest bearing note payable in 60 monthly installments of $2,817 beginning on August 1, 1988. On September 28, 1992, Idaho Power forgave $24,000 of the note, substantially all of the remaining principal, resulting in an extraordinary gain.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Nearly all of The Idaho Company's assets are employed in loans to Idaho businesses earning market rates of interest. There was one loan 30 or more days past due in the portfolio as of December 31, 1996. The Company created or retained an estimated 45 jobs in 1996.

The Company is currently working to raise a minimum of $3 million/maximum of $10 million to form Idaho Venture Fund, a limited partnership which would become licensed as a Small Business Investment Corporation (SBIC). As presently proposed, The Idaho Company, or an affiliate to be formed, would become the general partner and earn a management fee for its services. Limited partnership interests are being offered to accredited investors in Idaho in accordance with the Company's Regulation D filing, reviewed and passed upon by the Idaho Department of Finance in 1995.

Financial statement information included herein is identified as "predecessor" for periods prior to June 15, 1994, and as "successor" for the periods thereafter. For purposes of comparability, the accompanying management's discussion and analysis combines the successor period beginning June 16, 1994 through December 31, 1994 with the predecessor period January 1, 1994 through June 15, 1994 in order to compare full year periods of operations. Information in the following table is derived from the Company's financial statements.

                                                                         Year
                                                    Period Ended        Ended
                                             -----------------------   --------
                          Year      Year      Successor   Predecessor  Pro forma
                         Ended     Ended     December 31,  June 15,    combined
                          1996      1995        1994         1994        1994
                        --------  --------     --------    --------    --------
Interest income         $156,048   122,582       50,424      33,806      84,230
Consulting fee income        983     6,215        2,103       8,318      12,515
Loan fees                 16,636    25,378          925           -         925
Other income               4,144     2,075        1,175         150       1,325
                        --------  --------     --------    --------    --------
                         177,811   154,123       58,739      36,059      94,798

Operating expense        158,294   146,165       68,468     126,573     195,041
Depreciation                   -         -            -       1,614       1,614
Write off of investment        -         -            -      20,000      20,000
                        --------  --------     --------    --------    --------
                         158,294   146,165       68,468     148,187     216,655

Accretion of excess cost  23,112    23,112       11,556           -      11,556
  over purchase price   --------  --------     --------    --------    --------

Net income (loss)       $ 42,629    31,070        1,827    (112,128)   (110,301)
                        ========  ========       =======   ========    ========
                                             5
RESULTS OF OPERATIONS

The primary sources of revenue for the Company during 1996, 1995 and 1994 were interest earned on loans and loan fees. Average outstanding loan balances increased, boosting interest earnings during 1996 and 1995. Major expense categories in 1996 and 1995 were insurance, accounting, payroll, and allowance for loan loss. Major expense categories in 1994 included insurance, payroll, allowance for loan losses, professional fees, and write off of the Company's investment in preferred stock.

Operations for 1996 and 1995 resulted in net income of $42,629 and $31,070, respectively. This compares to a net loss of $110,301 for the 1994 combined successor and predecessor periods. During 1994, the Company began accreting the excess of cost over purchase price (negative goodwill) at a rate of $1,926 per month, which will continue through June 30, 1999. The net loss for the year ended December 31, 1994 was partially due to increases in professional fees associated with the change in ownership and control of the Company, increases in the provision for loan losses, and write off of the Company's investment in preferred stock.

Inflation has had little impact upon the operating overhead, lending or investing activities of the Company during 1996, 1995, and 1994. Interest rates have remained stable as loan volumes have increased during 1996 and 1994.

No material commitments for capital equipment existed at year end 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has substantially all available capital invested in loans. Liquidity for operations and additional lending is provided through a $300,100 unsecured line of credit, with utilization of $184,921 at year end. Principal payments on the Company's loans receivables are applied to reducing the line. The current portion of loans receivable, as of December 31, 1996 totalled $516,906. The Company's line of credit matures on March 31, 1997. If additional funds are raised, the Company will be able to increase net income commensurately, provided the Company maintains its current overhead structure.

No unusual capital expenditures are anticipated at this time. The Company does not intend to declare nor pay dividends in the foreseeable future. As such, management anticipates that cash will be generated from operations in amounts sufficient to allow the Company to meet its obligations as they come due.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
<AUDIT-REPORT>

                         Independent Auditors' Report
                         ----------------------------

The Board of Directors
The Idaho Company:

We have audited the accompanying balance sheets of The Idaho Company (the Company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995, and the periods January 1, 1994 to June 15, 1994 (predecessor) and June 16, 1994 to December 31, 1994 (Successor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, and the periods January 1, 1994 to June 15, 1994 and June 16, 1994 to December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in note 1 to the financial statements, effective June 15, 1994, an individual acquired 97.7 percent of the outstanding common stock of the Company in a business combination accounted for as a purchase. As a result of the acquisition, the financial information for the periods after the acquisition are presented on a different cost basis than that for the period before the acquisition and, therefore, is not comparable.




                                           KPMG Peat Marwick, LLP

Salt Lake City, Utah
January 3, 1997


                              THE IDAHO COMPANY
                               Balance Sheets

                                                    December 31,
                                                    -----------
       Assets                                  1996              1995
       ------                              ------------      ------------
Cash                                       $     15,636           128,742

Loans receivable (note 3)                     1,345,817         1,010,027
Less allowance for loan losses (note 4)          75,706            63,636
                                           ------------      ------------
      Net loans                               1,270,111           946,391

Interest receivable                              23,904            16,582
Prepaid expense                                   8,515             9,415
                                           ------------      ------------
                                           $  1,318,166         1,101,130
                                           ============      ============

Liabilities and Stockholders' Equity
------------------------------------
Accrued expenses                           $      3,909             2,950
Payroll tax payable                               2,319             1,567
Deferred fees                                    10,887                 -
Note payable (note 5)                           184,921                 -
                                           ------------      ------------
                                                202,036             4,517
  Excess of net assets acquired over cost,
  net of accumulated accretion of $57,780
  in 1996 and $34,668 in 1995                    57,779            80,891
                                           ------------      ------------
       Total liabilities                        259,815            85,408

Stockholder's equity (note 1):
  Common stock, no par value.  Authorized
    500,000 shares; 1,618 shares issued
    and outstanding                             982,825           982,825
Retained earnings                                75,526            32,897
                                           ------------      ------------
       Total stockholders' equity             1,058,351         1,015,722
Commitments and contingencies (note 7)
                                           ------------      ------------
                                           $  1,318,166         1,101,130
                                           ============      ============

See accompanying notes to financial statements.
</TABLE
                                      8




                          THE IDAHO COMPANY
                        Statements of Operations

                                           Successor                 Predecessor
                             --------------------------------------  -----------
                                                                    |  For the
                                                        For the     |  period
                                                        period      | January 1,
                                                      June 16, 1994 |    1994
                            Years ended December 31,     through    |  through
                            ------------------------   December 31, |  June 15,
                                1996          1995        1994      |    1994
                             ------------ ------------ ------------ |  ---------
                                                                    |
Revenues:                                                           |
  Interest income            $    156,048      122,582       50,424 |     33,806
  Loan fees                        16,636       25,378          925 |          -
  Consulting fees                     983        4,088        6,215 |      2,103
  Other income                      4,144        2,075        1,175 |        150
                             ------------ ------------ ------------ |  ---------
                                  177,811      154,123       58,739 |    36,059
Expenses:                                                           |
  Operating expense               158,294      146,165       68,468 |    126,573
  Write off of investment               -            -            - |     20,000
  Depreciation                          -            -            - |      1,614
                             ------------ ------------ ------------ |  ---------
                                  158,294      146,165       68,468 |    148,187
Other - accretion of excess                                         |
  of net assets acquired                                            |
  over cost                        23,112       23,112       11,556 |          -
                             ------------ ------------ ------------ |  ---------
                                                                    |
          Net income (loss)  $     42,629       31,070        1,827 |   (112,128)
                             ============ ============ ============ |  =========
                                                                    |
Net income (loss) per share  $      26.35        19.20         1.13 |      (0.69)
                             ============ ============ ============ |  =========
Average number of shares                                            |
  outstanding                       1,618        1,618        1,618 |    163,453
                             ============ ============ ============ |  =========

See accompanying notes to financial statements.

                              THE IDAHO COMPANY
                      Statements of Stockholders' Equity

                                                       Retained
                                                       earnings     Net
                                      Common stock     (accumu-    stock-
                            -------------------   lated     holders'
                                    Shares   Amount    deficit)    equity
                                   -------- ---------  --------  ----------
Predecessor
-----------
Balances at December 31, 1993      163,453 $1,634,530  (420,431)  1,214,099

Net loss for the period January 1,
  1994 through June 15, 1994             -          -  (112,128)   (112,128)
                                   ------- ----------  --------   ---------
Balances at June 15, 1994          163,453 $1,634,530  (532,559)  1,101,971
                                   ======= ==========  ========   =========
===========================================================================

Successor
---------

Capitalization (note 1)              1,618 $  983,125         -     983,125

Net income for the period June 16,
  1994 through December 31, 1994         -          -     1,827       1,827
                                  -------- ----------  --------  ----------
Balances at December 31, 1994        1,618    983,125     1,827     984,952

Reverse stock split - fractional
  share payments                         -    (23,238)        -     (23,238)

Common stock issuance                    -     22,938         -      22,938

Net income                               -          -    31,070      31,070
                                  -------- ----------  --------  ----------
Balances at December 31, 1995        1,618    982,825    32,897   1,015,722

Net income                               -          -    42,629      42,629
                                  -------- ----------  --------  ----------
Balances at December 31, 1996        1,618 $  982,825    75,526   1,058,351
                                  ======== ==========  ========  ==========

See accompanying notes to financial statements.

                                     THE IDAHO COMPANY
                                   Statements of Cash Flows

                                                       Successor
                                          -------------------------------------
                                                                      For the
                                                                      period
                                                                  June 16, 1994
                                          Years ended December 31,    through
                                          ------------------------  December 31,
                                             1996         1995         1994
                                          ------------ ------------ ------------
Increase (Decrease) in Cash
---------------------------
  and Cash Equivalents
  --------------------
Cash flows from operating activities:
  Net income (loss)                       $    42,629       31,070        1,827
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
         Depreciation                               -            -            -
         Accretion of excess of net
           assets acquired over cost          (23,112)     (23,112)     (11,556)
         Provision for loan losses             12,070       12,998       16,235
         Write off of investment                    -            -            -
         Changes in operating assets
           and liabilities:
           Accounts receivable                      -          275         (275)
           Interest receivable                 (7,322)      (6,842)       2,125
           Prepaid expense                        900        4,585      (14,000)
           Other assets                             -            -          685
           Accounts payable                         -            -      (29,495)
           Accrued expenses                       959      (15,044)      15,628
           Payroll tax payable                    752          498          234
           Deferred fees                       10,887            -            -
                                          -----------  -----------  -----------
     Net cash provided by (used in)
       operating activities                    37,763        4,428      (18,592)
                                          -----------  -----------  -----------
Cash flows from investing activities:
  Purchase of interest bearing deposits             -            -     (107,361)
  Maturities of interest bearing deposits           -       36,908      788,383
  Loans receivable disbursed               (1,344,114)  (1,388,928)    (928,350)
  Loans receivable collected                1,008,324    1,341,084      288,677
  Purchase of office equipment                      -            -            -
                                          -----------  -----------  -----------
     Net cash provided by (used in)
       investing activities                  (335,790)     (10,936)      41,349
                                          -----------  -----------  -----------



                                           THE IDAHO COMPANY
                                 Statements of Cash Flows (continued)

                                                       Successor
                                         --------------------------------------
                                                                      For the
                                                                      period
                                                                  June 16, 1994
                                         Years ended December 31,    through
                                         ------------------------  December 31,
                                            1996         1995          1994
                                         ------------ ------------ -----------
Cash flows from financing activities:
  Principal payment on note payable      $  (709,054)      (9,577)   (257,523)
  Proceeds from issuance of note payable     893,975            -     267,100
  Common stock fractional share
    payments                                       -      (23,238)          -
  Proceeds from common stock                       -       22,938           -
                                         -----------  -----------  ----------
      Net cash provided by (used in)
        financing activities                 184,921       (9,877)      9,577
                                         -----------  -----------  ----------
Increase (decrease) in cash                 (113,106)     (16,385)     32,334

Cash at beginning of period                  128,742      145,127     112,793
                                         -----------  -----------  ----------
Cash at end of period                    $    15,636      128,742     145,127
                                         ===========  ===========  ==========

Supplemental Schedule of Cash Flow Information

Interest paid                            $     6,252          204       1,839



Supplemental Disclosure of Noncash Activity

Push down of excess of net assets
  acquired over cost consisting
  of a reduction of stockholders'
  equity ($118,846), net of the
  elimination of office equipment
  ($3,287)                               $        -              -     115,559

See accompanying notes to financial statements.



                                     THE IDAHO COMPANY
                                   Statements of Cash Flows

                                           Predecessor
                                          |------------
                                          |   For the
                                          |   period
                                          |  January 1,
                                          |1994 through
                                          |   June 15,
                                          |     1994
                                          |------------
Increase (Decrease) in Cash               |
---------------------------               |
  and Cash Equivalents                    |
  --------------------                    |
                                          |
Cash flows from operating activities:     |
  Net income (loss)                       |   (112,128)
  Adjustments to reconcile net income     |
    (loss) to net cash provided by        |
    (used in) operating activities:       |
         Depreciation                     |      1,614
         Accretion of excess of net       |
           assets acquired over cost      |          -
         Provision for loan losses        |     11,812
         Write off of investment          |     20,000
         Changes in operating assets      |
           and liabilities:               |
           Accounts receivable            |          -
           Interest receivable            |     (1,531)
           Prepaid expense                |     18,935
           Other assets                   |       (685)
           Accounts payable               |     29,495
           Accrued expenses               |      2,366
           Payroll tax payable            |       (241)
           Deferred fees                  |           -
                                          |-----------
     Net cash provided by (used in)       |
       operating activities               |    (30,363)
                                          |-----------
Cash flows from investing activities:     |
  Purchase of interest bearing deposits ) |   (565,754)
  Maturities of interest bearing deposits |    447,272
  Loans receivable disbursed              |          -
  Loans receivable collected              |    157,343
  Purchase of office equipment            |     (3,522)
                                          |-----------
     Net cash provided by (used in)       |
       investing activities               |     35,339
                                          |-----------

                                           THE IDAHO COMPANY
                                 Statements of Cash Flows (continued)

                                                       Predecessor
                                                     |-------------
                                                     |    For the
                                                     |    period
                                                     |   January 1,
                                                     | 1994 through
                                                     |    June 15,
                                                     |      1994
                                                     | ------------
                                                     |
Cash flows from financing activities:                |
Principal payment on note payable                    |           -
  Proceeds from issuance of note payable             |           -
  Common stock fractional share                      |
    payments                                         |           -
  Proceeds from common stock                         |           -
                                                     | -----------
      Net cash provided by (used in)                 |
        financing activities                         |           -
                                                     | -----------
Increase (decrease) in cash                          |       4,976
                                                     |
Cash at beginning of period                          |     107,817
                                                     | -----------
Cash at end of period                                |     112,793
                                                     | ===========
                                                     |
Supplemental Schedule of Cash Flow Information       |
                                                     |
Interest paid                                        |           -
                                                     |
                                                     |
                                                     |
Supplemental Disclosure of Noncash Activity          |
                                                     |
Push down of excess of net assets                    |
  acquired over cost consisting                      |
  of a reduction of stockholders'                    |
  equity ($118,846), net of the                      |
  elimination of office equipment                    |
  ($3,287)                               $        -  |           -

See accompanying notes to financial statements.

                              THE IDAHO COMPANY

                        Notes to Financial Statements

(1)  Basis of Presentation and Company Background
     --------------------------------------------

The Idaho Company (the Company), incorporated under the laws of the State of Idaho on November 28, 1986, is a for-profit corporation. The Company was formed to promote economic growth and to stimulate, develop, and advance the business prosperity of Idaho and its citizens. The Company achieves these objectives by lending to, investing in, arranging financing for, and consulting with new, emerging, and expanding businesses.

The Company is not obligated to pay a dividend or dividend in kind unless the payment has been approved by the Director of the Department of Finance of the State of Idaho and is consistent with capital requirements and profitability.

The Company is a licensed Business and Industrial Development Company (BIDCO). As such, it is regulated by the State of Idaho Department of Finance and subject to periodic asset quality examinations. On September 30, 1992, the Company was granted an exemption from registration as an investment company under the Investment Company Act of 1940, conditioned upon satisfying certain requirements, which have been met as of December 31, 1996.

On June 15, 1994, 97.7 percent of the Company's then outstanding common stock was acquired by an individual in a tender offer for cash consideration in the amount of $957,780. As a result of the change in ownership and control, the accompanying financial statements are presented on a "push-down accounting" basis for the successor period, in order to comply with Securities and Exchange Commission reporting requirements. Push-down accounting requires that the purchase price be allocated to the Company's net assets based upon their fair values at the date of acquisition. In doing so, the excess of the estimated fair value of the net assets acquired over the purchase price has been recorded, first, as a reduction to the Company's nonmonetary assets (office equipment), and second, as excess of net assets acquired over cost. The purchase price of $957,780, plus the minority stockholders' interest in the historical carrying value of the Company's net assets of $25,345 was allocated to the Company's net assets.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Loans
          -----

The Company makes commercial loans to Idaho small businesses to stimulate economic activity through job creation. Loans are reported at the principal amount outstanding, net of an allowance for estimated loan losses. Accrual of interest is discontinued when reasonable doubt exists as to collectibility. All loans greater than 90 days delinquent are subject to nonaccrual of interest. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are fully collectible.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on conditions existing at the balance sheet date using evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.

The Company considers a loan to be impaired when the accrual of interest has been discontinued. The amount of the impairment is measured based on the present value of expected future cash flows discounted at the notes effective interest rate. Impairment losses are included in the allowance for loan losses through a provision for loan losses.

     (b)  Income Taxes
          ------------

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (c)  Excess of Net Assets Acquired Over Cost
          ---------------------------------------

The excess of net assets acquired over cost is accreted on a straight-line basis over a five-year life.

     (d)  Income (Loss) Per Share
          -----------------------

Income (loss) per share is computed by dividing the net income (loss) by the average number of shares outstanding during the period.

     (e) Reverse Stock Split
         -------------------

In October of 1994 the Company's Board of Directors approved a 101 for 1 reverse stock split of the Company's issued and outstanding shares. The reverse split occurred on February 28, 1995, and resulted in a reduction of the pre-split issued and outstanding shares of 163,453 to post-split issued and outstanding shares of 1,618. The reverse stock split has been given retroactive effect to June 16, 1994 in the accompanying successor financial statements. Additionally, effective with the reverse stock split, the Company amended its articles of incorporation to eliminate the par value feature of its authorized common stock in favor of a no par value feature. Such amendment has also been reflected in the accompanying successor financial statement. On February 28, 1995, the Company reacquired all fractional common shares created by the reverse stock split for approximately $23,000.

     (f)  Use of Estimates
          ----------------

The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

(3)  Loans Receivable
     ---------------

The Company's loan portfolio is diversified among a variety of industry classifications as follows:

                                             December 31,
                                             ------------
                                        1996               1995
                                    ------------      -------------
Retail                              $  172,398             60,183
Manufacturing                           80,017            179,040
Agriculture                            518,494            206,727
Food Processing                         60,287            112,771
Distribution                            36,000             11,300
Construction                           230,588            268,320
Transportation                          41,594             51,808
Finance                                 29,553             20,966
Contractors                             31,703             30,000
Medical                                 93,961                  -
Hospitality                             41,071             52,945
Natural resources                       10,151             15,967
                                    ----------         ----------
                                    $1,345,817          1,010,027
                                    ==========         ==========
                                           17

Loans within the portfolio have maturities ranging from one to five years as of December 31, 1996 and 1995. The largest loan to an individual customer at December 31, 1996 is $150,000.

As of December 31, 1996 and 1995, loans designated to nonaccrual status were $91,752 and $-0-, respectively. At the original contract rates, additional interest income of approximately $3,500 and $-0- for 1996 and 1995, respectively, would have been recognized had all nonaccrual loans performed as originally agreed.

(4)  Allowance for Loan Losses
     -------------------------

Allowance for loan loss activity is summarized as follows:

                                      Successor                        Predecessor
                               ---------------------------------------|----------
                                                                      |  For the
                                                            For the   |  period
                                                            period    | January 1,
                                                        June 16, 1994 |   1994
                               Years ended December 31,     through   |  through
                               -----------------------    December 31,|  June 15,
                                   1996         1995         1994     |   1994
                               ------------  ------------ ----------- | --------
                                                                      |
Balances, beginning of period  $   63,636       50,638       34,403   |  31,403
                                                                      |
Provision for loan losses          12,070       12,998       16,235   |  11,812
                                                                      |
Write off of loans                      -            -            -   |  (8,812)
                                                                      |
                               ------------  ------------ ----------- | --------
Balances, end of period        $   75,706       63,636       50,638   |   34,403
                               ============  ============ =========== | ========

(5)  Note Payable
     ------------

At December 31, 1996, the Company had a revolving credit line with a Bank that provided for unsecured borrowings up to $300,100 which will expire March 31, 1997. The credit line bears interest of 1 1/2 percent over Wall Street Journal Prime interest rate.

(6)  Income Taxes
     ------------

No provision has been made in the financial statements for income taxes because of utilization of net operating losses.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

                                           December 31,
                                           ------------
                                       1996            1995
                                    ------------    ------------
Deferred tax assets:
  Allowance for loan losses         $     31,796          24,996
  Net operating loss carryforward        162,060         130,240
                                    ------------    ------------
    Total deferred tax assets            193,856         155,236

Less valuation allowance                (193,856)       (155,236)
                                    ------------    ------------
    Net deferred tax asset          $          -               -
                                    ============    ============

The net change in the total valuation allowance for the periods ended December 31, 1996 and 1995 was an increase (decrease) of $38,620 and ($4,387), respectively.

For tax return purposes, the Company has available net operating loss carryforwards of $385,855, which expire between 2002 and 2011.

(7)  Commitments and Contingencies
     -----------------------------

The Company has funds committed for loans and unfunded lines of credit as of December 31, 1996 of $79,000.

</AUDIT-REPORT>

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

KPMG Peat Marwick, LLP, serve as accountants for the year ended December 31, 1996 and have served as independent accountants since June 23, 1994. There have been no disagreements with the Company's accountants on accounting and financial disclosures.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

It is expected that the number of directors serving on the board will continue to be fewer than the total number permitted.

                      Principal Occupation During       Director    Term
   Director              the Past Five Years             Since     Expires Age
   --------           ---------------------------       --------   ------- ---
Grant R. Caldwell     Retired certified public            1994      1999   72
                      accountant and managing partner,
                      KMG Main Hurdman, Salt Lake City,
                      UT.  Director, Zions Bancorporation,
                      Salt Lake City, UT

Ted E. Ellis          Mayor of Garden City, ID.           1986      1999   69
                      Chairman of The Idaho Company

Robert Grover         Certified public accountant and     1994      1997   41
                      partner, Keller, Young & Grover,
                      LLP, Boise, ID

Eugene D. Heil        President & CEO, The Idaho          1989      1998   62
                      Company

Wayne Mittleider      Past Executive Director, Idaho      1994      1999   49
                      Housing Agency, Boise, ID

Charles M. Rice       Director, Polysi, Inc.,             1996      1999   72
                      Idaho Falls, ID

Diane Rigby           Manager, Analytical Support and     1994      1998   32
                      Safekeeping Services, Zions Bank,
                      Salt Lake City, UT

John P. Rigby         Database Administrator, Idaho       1994      1999   38
                      Power Company, Boise, ID

William F. Rigby      Chairman and CEO, Bank of Eastern   1994      1997   66
                      Idaho, Idaho Falls, ID.  Vice
                      President, The Idaho Company,
                      Boise, ID

Dan G. Simkins        President and Chief Operating       1994      1998   56
                      Officer, Bank of Eastern Idaho,
                      Idaho Falls, ID

Fred T. Thompson, Jr. Retired partner and manager,        1994      1997   66
                      GPOD of Idaho (potato dealer),
                      Shelley, ID

Item 11.  EXECUTIVE COMPENSATION.

Eugene D. Heil, President, CEO, and director, was paid $37,400 annual salary and pension/retirement contributions totalling $3,750 in 1996. All other directors, including those serving in officer capacities, serve without compensation.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following directors hold all shares issued and outstanding as of December
31, 1996.

                                       Shares of            Percent of
                                      Common Stock          Outstanding
Name of Beneficial Owner                 Owned                 Shares
------------------------              -------------         ------------
William F. Rigby                         1,078                  67%
P. O. Box 1487
Idaho Falls, ID  83403

Fred T. Thompson, Jr.                      540                  33%
2390 Stroke Drive
Lake Havasu City, AZ  98607

Aggregate Shares:                        1,618                 100%


Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.






















                                   PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are part of this report and appear on the pages indicated:

    (1)  Financial Statements;

         Independent Auditors' Report                        . . . 7

         Balance Sheets - December 31, 1996 and 1995         . . . 8

         Statements of Operations -

              Years ended December 31, 1996 and 1995;
              Periods June 16, 1994 to December 31, 1994
              and January 1, 1994 to June 15, 1994           . . . 9

         Statements of Stockholders' Equity

              Years ended December 31, 1996 and 1995;
              Periods June 16, 1994 to December 31, 1994
              and January 1, 1994 to June 15, 1994           . . .10


         Statements of Cash Flows -

              Years ended December 31, 1996 and 1995;
              Periods June 16, 1994 to December 31, 1994
              and January 1, 1994 to June 15, 1994           . . .11


         Notes to Financial Statements                       . . .13

    (2)  Financial Statement Schedules:

         Schedules are omitted because the information is either not required, not applicable, or is included in the accompanying financial statements.

(b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended
          December 31, 1996.








                                  SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  The Idaho Company
             -------------------
By (Signature and Title)
                          --------------------------------
                          Eugene D. Heil, President & CEO

Supplemental information to be furnished with reports filed pursuant to Section
15(d) of the Act by registrants which have not registered securities pursuant to
Section 12 of the Act:  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)                                    Date:
                         ----------------------------------        ----------
                         /s/John Rigby, Secretary/Treasurer

03/02/97              By --------------------------------------------
                         /s/Grant R. Caldwell, Director

03/03/97              By --------------------------------------------
                         /s/Ted E. Ellis, Chairman and Director

03/02/97              By --------------------------------------------
                         /s/Rob Grover, Director

03/02/97              By --------------------------------------------
                         /s/Eugene D. Heil, President & CEO; Director

(date)                By --------------------------------------------
                         /s/Wayne Mittleider, Director

03/02/97              By --------------------------------------------
                         /s/Charles M. Rice, Director

03/07/97              By --------------------------------------------
                         /s/Diane Rigby, Director

03/03/97              By --------------------------------------------
                         /s/John Rigby, Secretary/Treasurer; Director

03/10/97              By --------------------------------------------
                         /s/William F. Rigby, Vice President & Director

03/04/97              By --------------------------------------------
                         /s/Dan G. Simkins, Director

03/02/97              By --------------------------------------------
                         /s/Fred T. Thompson, Jr.

