Form 10-Q
period 1997-03-31
IDAHO CO
filed 1997-04-30
CIK 809365

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


For the quarterly period ended:  March 31, 1997
                                 --------------

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







                               THE IDAHO COMPANY

                                 BALANCE SHEETS


                                     March 31, 1997       December 31, 1996
------------------------------------------------------------------------------

             ASSETS

  Cash                                 $   21,988            $   15,636

  Loans receivable                      1,234,385             1,345,817
  Less allowance for loan losses           76,179                75,706
                                       ----------            ----------
    Net loans                           1,158,206             1,270,111

  Interest and other receivables           36,117                23,904
  Prepaid expenses                          5,473                 8,515
                                       ----------            ----------
    Total Assets                       $1,224,775            $1,318,166
                                       ==========            ==========

LIABILITIES & STOCKHOLDERS' EQUITY

  Accrued expenses                     $    5,011           $    3,909
  Payroll tax payable                       1,746               23,197
  Fees collected, unearned                 10,887               10,887
  Notes Payable                            94,821              184,921
                                       ----------           ----------
                                          112,465              202,036
  Excess of net assets acquired over
  cost, net of accumulated accretion
  of $40,446 at March 31, 1996 and
  $34,668 at December 31, 1995             52,002               57,779
                                       ----------           ----------
    Total Liabilities                     164,467              259,815

STOCKHOLDERS' EQUITY
  Common stock, no par value,
  Authorized 500,000 shares; 1,618
  shares issued and outstanding           982,825              982,825

  Retained earnings                        77,483               75,526
                                       ----------           ----------
                                        1,060,308            1,058,351

TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                 $1,224,775           $1,318,166
                                       ==========           ==========



                                 THE IDAHO COMPANY
                             STATEMENTS OF OPERATIONS




                                   Quarter Ended         Quarter Ended
                                   March 31, 1997        March 31, 1996
--------------------------------------------------------------------------

REVENUE
  Consulting Income                  $    515              $     150
  Loan Fees                               150                  6,701
  Interest Income - Loans              39,387                 34,809
  Interest Income - Other                  52                    664
  Negative Goodwill
    & Other Income                      6,991                  6,303
                                     --------               ---------
          Total Revenue                47,095                  48,627


EXPENSES
  Operating Expenses                   45,137                 43,931

          Total Expenses               45,137                 43,931
                                     --------               --------
NET INCOME/LOSS                      $  1,958               $  4,696
                                     ========               ========

AVERAGE NUMBER SHARES OUTSTANDING       1,618                  1,618

INCOME/LOSS PER SHARE
OF COMMON STOCK                         $1.21                  $2.90



















                                 THE IDAHO COMPANY
                             STATEMENTS OF CASH FLOWS

                                                March 31, 1997    March 31, 1996
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $   1,958          $  4,696
     Adjustments to reconcile net income
       to net cash used in operating activities:
          Accretion of excess of net assets
            acquired over cost                        (5,777)           (5,778)
          Provision for loan losses                      473               672
          Changes in operating assets
            and liabilities:
              Accounts receivable
              Interest receivable                    (12,213)           (7,217)
              Fees collected, unearned                     0             8,541
              Prepaid expenses                         3,041             2,905
              Accounts payable                             0
              Accrued expenses                         1,452             6,050
              Payroll tax payable                       (573)              198
              Fixed Asset                             (2,991)
              Interest Payable                          (350)
                                                     -------           -------
                Total adjustments                    (16,938)            5,371
                NET CASH PROVIDED BY
                  OPERATING ACTIVITIES               (14,980)           10,067

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturities of interest bearing deposits
      Loans receivable disbursed                     (68,000)         (149,534)
      Loans receivable collected                     179,432            87,827
                                                    --------          --------
                NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES               111,432           (61,707)

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds form issuance of debt                (191,000)
      Principal payments on debt                     100,900
      Reverse stock split - fractional share payments
      Capital additions
                                                    --------          --------
                NET CASH USED IN
                  FINANCING ACTIVITIES               (90,100)

    INCREASE (DECREASE) IN CASH                        6,352           (51,640)

    CASH AT BEGINNING OF PERIOD                       15,636           128,742
                                                    --------          --------

    CASH AT END OF PERIOD                           $ 21,988          $ 77,103
                                                    ========          ========


                               THE IDAHO COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                         Quarter Ended March 31, 1996


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

On June 15, 1994, William F. Rigby acquired 97.7 percent of the Company's then outstanding common stock in a tender offer for cash consideration in the amount of $957,780. In accordance with the tender offer terms and conditions, a reverse stock split was subsequently concluded during the first quarter of 1995. The remaining 2.3 percent of shares outstanding became fractional shares as a result of the split and were paid out in the form of cash. The reverse stock split occurred on February 28, 1995, and resulted in a reduction of pre-split issued and outstanding shares of 163,453 to 1,618 post-split shares. Effective with the reverse stock split, the Company amended its articles of incorporation to eliminate the par value feature of its authorized common stock in favor of a nopar value feature. On February 28, 1995, the Company re-acquired all fractional common shares created by the reverse stock split for approximately $23,000.

The Idaho Company underwent Board of Directors and Management changes in the first quarter of 1997. Diane Rigby was hired during the first quarter as Vice President. Resigning as Chairman of the Board was Ted Ellis effective February 14,1997, resigning as President & Chief Executive Officer was Eugene D. Heil effective March 31, 1997 and resigning as Administrative Assistant was Sue Anne Maben effective March 15, 1997. Upon Mr. Ellis' resignation, William F. Rigby assumed his position as Chairman of the Board and upon Mr. Heil's resignation, William F. Rigby assumed his position as President and Chief Executive Officer.

On April 16, 1997, the Annual Stockholders and Quarterly Board of Directors meetings will be held. At that time, new management will be approved.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unaudited Interim Financial Statements. In the opinion of management, the accompanying financial statements contain all adjustments necessary to fairly represent the financial position of The Idaho Company and the results of operations and cash flows.


This report on Form 10-Q for the quarter ended March 31, 1997, should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1996, and report on Form 10-Q for the quarter ended March 31, 1996.

    Loans. The Company makes commercials loans to Idaho small businesses to stimulate economic activity through job creation. Loans are reported at the principal amount outstanding, net of an allowance for estimated loan losses. Accrual of interest is discontinued when reasonable doubt exists as to collectibility. All loans greater than 90 days delinquent are subject to nonaccrual of interest. Interest accruals are resumed on such loans only when they are brought fully current with respect to principal and interest and when, in the judgment of management, the loans are fully collectible.

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

    Excess of Net Assets Acquired over Cost. The excess of net assets acquired over purchase price is accreted on a straight-line basis over a five year life.

    Income Per Share. Income per share is computed by dividing the net income by the average number of shares outstanding during the period. See "Basis of Presentation" for a description of the reverse stock split occurring on February 28, 1995.

    Interest Bearing Deposits. Interest bearing deposits are comprised of certificates of deposit and other deposits.

    Notes Payable. The Company was obligated under a note payable at March 31, 1996 which was paid in full during the following quarter.

    Cash. With the exception of a nominal operating account, all cash earns interest at current market rates.

    Reclassifications. Certain amounts presented in 1995 have been reclassified to be consistent with this presentation.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS. The quarter ended March 31, 1997 resulted in net income of $1,958, compared to net income of $4,696 for the quarter ended March 31, 1996. The first quarter of 1996 included fee income of $6,700 versus $150 for the first quarter of 1997. Compensation for this decrease in fee income was an increase in Interest Income for Loans from $34,808.96 (1996) to $39,387.32
(1997). Interest Expense also increased from the first quarter of 1996 of $11.27 to first quarter 1997 total of $3,173. Year-to-date results for 1996 are in line with management's projections.

Revenues for the first quarter of 1997 were primarily derived from interest on loans receivable. Non-cash revenues were also realized from the amortization of negative goodwill (see "Basis of Presentation" under Notes to Financial Statements). The primary sources of revenue for the quarter ended March 31, 1996, were interest on loans receivable and loan fees.

Shareholders' equity on March 31, 1997, was $1,060,308 compared to shareholders equity of $1,020,419 on March 31, 1996.

Inflation has had no significant impact upon the operating overhead, lending or investing activities of the company. Management anticipates that interest rates may slightly increase throughout 1997.


    LIQUIDITY AND CAPITAL RESOURCES. As of March 31, 1997, the Company held $21,988 in cash accounts (including interest bearing accounts) to fund loans and operating expenses. The Company has available a line of credit in the amount of $300,100 at a rate of Prime plus 1.5 percent, $94,821 was drawn against at quarter end. At March 31, 1997, current portions of loans receivable totalled $546,631. No extraordinary capital expenditures were anticipated at quarter end. Management believes that existing cash, the line of credit, and cash generated from operations will be sufficient to allow the Company to meet its obligations as they come due.

At March 31, 1997, the largest asset items consisted of cash and loans receivable, net of reserve, totalling $1,180,195 out of $1,224,775 total assets. At March 31, 1996, the largest asset items consisted of cash and loans receivable, net, totalling $1,084,529 out of $1,114,836 total assets.









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



                               FOR THE IDAHO COMPANY




                         Diane Rigby
                         Vice President
                         Date:       April 25, 1997