Form 10-Q
period 1997-06-30
IDAHO CO
filed 1997-07-25
CIK 809365

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


For the quarterly period ended:  June 30, 1997
                                 --------------

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

                   1,618 shares of no par value common stock
                         were outstanding at 06-30-97.








PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The financial information set forth herein is unaudited and reflects all adjustments which are, in the opinion of management, necessary to the presentation of a fair statement of the interim period presented.
































             (The remainder of this page intentionally left blank.)







                               THE IDAHO COMPANY

                                 BALANCE SHEETS


                                     June 30, 1997          December 31, 1996
------------------------------------------------------------------------------

             ASSETS

  Cash                                 $  166,924            $   15,636

  Loans receivable                      1,011,383             1,345,817
  Less allowance for loan losses           76,734                75,706
                                       ----------            ----------
    Net loans                             934,649             1,270,111

  Interest and other receivables           28,437                23,904
  Prepaid expenses                          2,381                 8,515
  Property Plant & Equipment                2,734
                                       ----------            ----------
    Total Assets                       $1,135,125            $1,318,166
                                       ==========            ==========

LIABILITIES & STOCKHOLDERS' EQUITY

  Accrued expenses                     $    6,170           $    3,909
  Payroll tax payable                       2,518                2,319
  Fees collected, unearned                  4,352               10,887
  Notes Payable                                 0              184,921
                                       ----------           ----------
                                           13,040              202,036
  Excess of net assets acquired over
  cost, net of accumulated accretion
  of $40,446 at March 31, 1996 and
  $34,668 at December 31, 1995             46,224               57,779
                                       ----------           ----------
    Total Liabilities                      59,264              259,815

STOCKHOLDERS' EQUITY
  Common stock, no par value,
  Authorized 500,000 shares; 1,618
  shares issued and outstanding           982,825              982,825

  Retained earnings                        93,036               75,526
                                       ----------           ----------
                                        1,075,861            1,058,351

TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                  1,135,125           $1,318,166
                                       ==========           ==========



                                 THE IDAHO COMPANY
                             STATEMENTS OF OPERATIONS



                            Quarter     Year      Quarter     Year
                             Ended     to Date     Ended     to Date
                            June 30,   June 30,   June 30,   June 30,
                              1997       1997       1996      1996
--------------------------------------------------------------------------

REVENUE
  Consulting Income      $     407  $     922  $     423  $     572
  Loan Fees                  9,135      9,285      5,815     12,516
  Interest Income - Loans   39,480     79,381     33,410     68,219
  Interest Income - Other      343        395        610      1,275
  Negative Goodwill
    & Other Income           7,349     13,827      6,303     12,606
                          --------   ---------  ---------- ----------
          Total Revenue     56,714    103,810     46,561     95,188


EXPENSES
  Operating Expenses        41,162     86,300     38,432     82,363
                         ---------   --------   --------   --------
          Total Expenses    41,162     86,300     38,432     82,363

NET INCOME/LOSS          $  15,552  $  17,510  $   8,129  $  12,825
                          ========   ========   ========   ========

AVERAGE NUMBER SHARES
 OUTSTANDING                 1,618      1,618      1,618      1,618

INCOME/LOSS PER SHARE
OF COMMON STOCK          $    9.61  $   10.82  $    5.02  $    7.93



















                                 THE IDAHO COMPANY
                             STATEMENTS OF CASH FLOWS

                                                 June 30, 1997    June 30, 1996
-------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $  17,510         $  12,825
 .     Adjustments to reconcile net income
       to net cash used in operating activities:
          Accretion of excess of net assets
            acquired over cost                       (11,556)          (11,556)
          Provision for loan losses                    1,028             4,467
          Changes in operating assets
            and liabilities:
              Interest receivable                     (4,532)            2,902
              Fees collected, unearned                (6,535)           12,449
              Prepaid expenses                         6,134             5,884
              Accounts payable
              Accrued expenses                         2,612             1,000
              Payroll tax payable                        199               754
              Fixed Asset                             (2,735)
              Interest Payable                          (350)               54
                                                     -------           -------
                Total adjustments                    (15,735)           15,954
                NET CASH PROVIDED BY
                  OPERATING ACTIVITIES                 1,775            28,779

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturities of interest bearing deposits
      Loans receivable disbursed                    (162,007)         (710,069)
      Loans receivable collected                     496,443           514,101
                                                    --------          --------
                NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES               334,434          (195,968)

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of debt                                   182,500
      Principal payments on debt                    (184,921)         (115,054)
                                                    --------          --------
                NET CASH USED IN
                  FINANCING ACTIVITIES              (184,921)           67,446

    INCREASE (DECREASE) IN CASH                      151,288           (99,743)

    CASH AT BEGINNING OF PERIOD                       15,636           128,742
                                                    --------          --------

    CASH AT END OF PERIOD                           $166,924         $  28,999
                                                    ========          ========


                               THE IDAHO COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                         Quarter Ended June 30, 1997


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

The Company is a licensed Business and Industrial Development Company (BIDCO). As such, it is regulated by the State of Idaho Department of Finance and subject to periodic asset quality examinations. On September 30, 1992, the Company was granted an exemption from registration as an investment company under the Investment Company Act of 1940, conditioned upon satisfying certain requirements, which have been met as of June 30, 1997.

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

On April 16, 1997, the Annual Stockholders and Quarterly Board of Directors meetings were held. Mr. William F. Rigby was elected Chairman of the Board, President & Chief Executive Officer. Ms. Diane Rigby was elected Vice President and Mr. John P. Rigby was elected as Secretary/Treasurer. The Board of Directors include the previously mentioned and Mr. Fred T. Thompson, Jr., Mr. Charles M. Rice, Mr. A. Wayne Mittleider, Mr. Grant Caldwell and Mr. Dan G. Simkins.





SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unaudited Interim Financial Statements. In the opinion of management, the accompanying financial statements contain all adjustments necessary to fairly represent the financial position of The Idaho Company and the results of operations and cash flows.


This report on Form 10-Q for the quarter ended June 30, 1997, should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1996, and report on Form 10-Q for the quarter ended June 30, 1996.

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



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS. The quarter ended June 30, 1997, resulted in net income of $15,552, compared to net income of $8,129 for the quarter ended June 30, 1996. Net income for the six months ended June 30, 1997, equaled $17,510 compared to net income of $12,825 for the six months ended June 30, 1996. Year-to-date results for 1997 are in line with management's projections.

Revenues for the quarter ended June 30, 1997, were primarily derived from interest on loans receivable and loan fees. Non-cash revenues were also realized from the amortization of negative goodwill (see "Basis of Presentation" under Notes to Financial Statements). The primary sources of revenue for the quarter ended June 30, 1996, were interest on loans receivable and loan fees.

Shareholders' equity on June 30, 1997, was $1,075,861 compared to shareholders equity of $1,028,548 on June 30, 1996.

Inflation has had no significant impact upon the operating overhead, lending or investing activities of the company. Management anticipates that interest rates may slightly increase throughout 1997.


    LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 1997, the Company held $166,924 in cash accounts (including interest bearing accounts) to fund loans and operating expenses. The Company has available a line of credit in the amount of $300,000 at a rate of Prime plus 1.5 percent. Zero was drawn against at quarter end. At June 30, 1997, current portions of loans receivable totalled $343,519. No extraordinary capital expenditures were anticipated at quarter end. Management believes that existing cash, the line of credit, and cash generated from operations will be sufficient to allow the Company to meet its obligations as they come due.

At June 30, 1997, the largest asset items consisted of cash and loans receivable, net of reserve, totaling $1,101,573 out of $1,135,125 total assets. At June 30, 1996, the largest asset items consisted of cash and loans receivable, net, totaling $1,166,892 out of $1,184,102 total assets.









Part II - OTHER INFORMATION


Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders. On April 16, 1997, the Company held its ninth annual meeting of shareholders. One hundred percent of all shares outstanding were voted at the meeting. The following individuals were elected or re-elected to serve as officers of the corporation:

William F. Rigby, Chairman, President & CEO
Diane Rigby, Vice President
John P. Rigby, Secretary/Treasurer

The following individuals were elected or re-elected to serve a three-year term expiring at the 2000 annual meeting of shareholders:

William F. Rigby           Fred T. Thompson, Jr.

Additionally, KPMG Peat Marwick was approved as independent auditors for the year ending December 31, 1997.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K. None.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FOR THE IDAHO COMPANY




                         Diane Rigby
                         Vice President
                         Date:       July 22, 1997