Form 10-Q
period 1997-09-30
IDAHO CO
filed 1997-10-24
CIK 809365

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


For the quarterly period ended:  September 30, 1997
                                 --------------

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

                   1,618 shares of no par value common stock
                         were outstanding at 09-30-97.








PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The financial information set forth herein is unaudited and reflects all adjustments which are, in the opinion of management, necessary to the presentation of a fair statement of the interim period presented.
































             (The remainder of this page intentionally left blank.)







                               THE IDAHO COMPANY

                                 BALANCE SHEETS


                                   September 30,1997        December 31, 1996
------------------------------------------------------------------------------

             ASSETS

  Cash                                 $  191,465            $   15,636

  Loans receivable                        978,912             1,345,817
  Less allowance for loan losses           77,578                75,706
                                       ----------            ----------
    Net loans                             901,334             1,270,111

  Interest and other receivables           22,299                23,904
  Prepaid expenses                         10,991                 8,515
  Property Plant & Equipment                2,478
                                       ----------            ----------
    Total Assets                       $1,128,567            $1,318,166
                                       ==========            ==========

LIABILITIES & STOCKHOLDERS' EQUITY

  Accrued expenses                     $    8,792           $    3,909
  Payroll tax payable                       3,181                2,319
  Fees collected, unearned                  3,352               10,887
  Notes Payable                                 0              184,921
                                       ----------           ----------
                                           15,325              202,036
  Excess of net assets acquired over
  cost, net of accumulated accretion
  of $40,446 at March 31, 1996 and
  $34,668 at December 31, 1995             40,447               57,779
                                       ----------           ----------
    Total Liabilities                      55,772              259,815

STOCKHOLDERS' EQUITY
  Common stock, no par value,
  Authorized 500,000 shares; 1,618
  shares issued and outstanding           982,825              982,825

  Retained earnings                        89,970               75,526
                                       ----------           ----------
                                        1,072,794            1,058,351

TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                  1,128,567           $1,318,166
                                       ==========           ==========



                                 THE IDAHO COMPANY
                             STATEMENTS OF OPERATIONS



                            Quarter     Year      Quarter     Year
                             Ended     to Date     Ended     to Date
                            Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                              1997       1997       1996      1996
--------------------------------------------------------------------------

REVENUE
  Consulting Income      $          $      922  $     410  $     983
  Loan Fees                  1,477      10,762      2,885     15,401
  Interest Income - Loans   35,465     114,846     38,948    107,167
  Interest Income - Other    2,789       3,184         81      1,356
  Negative Goodwill
    & Other Income           5,775      19,604      6,128     18,734
                          --------   ---------  ---------- ----------
          Total Revenue     45,508     149,318     48,452    143,641


EXPENSES
  Operating Expenses        48,574     134,873     36,276    118,639
                         ---------   ---------   --------   --------
          Total Expenses    48,574     134,873     36,276    118,639

NET INCOME/LOSS          $  (3,068) $    4,444  $  12,176 $   25,002
                          =========  =========   ========   ========

AVERAGE NUMBER SHARES
 OUTSTANDING                 1,618       1,618      1,618      1,618

INCOME/LOSS PER SHARE
OF COMMON STOCK          $   (1.90) $     8.93  $    7.53  $   15.45


















                                 THE IDAHO COMPANY
                             STATEMENTS OF CASH FLOWS

                                               Sept. 30, 1997    Sept. 30, 1996
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $ 14,444         $  25,002
 .     Adjustments to reconcile net income
       to net cash used in operating activities:
          Accretion of excess of net assets
           acquired over cost                         (17,332)          (17,334)
           Provision for loan losses                    1,872             6,692
          Changes in operating assets
            and liabilities:
              Interest receivable                       1,606            (4,100)
              Fees collected, unearned                 (7,535)           16,886
              Prepaid expenses                         (2,477)           (2,570)
              Accounts payable
              Accrued expenses                          5,234               340
              Payroll tax payable                         862               753
              Fixed Asset                              (2,478)
              Interest Payable                           (350)              359
                                                      -------           -------
                Total adjustments                     (20,598)            1,026
                NET CASH PROVIDED BY
                  OPERATING ACTIVITIES                 (6,154)           26,028

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturities of interest bearing deposits
      Loans receivable disbursed                     (288,391)         (989,513)

      Loans receivable collected                      655,298           739,555
                                                     --------          --------
                NET CASH PROVIDED BY (USED IN)
                  INVESTING ACTIVITIES                366,907          (249,958)

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of debt                                    496,475
      Principal payments on debt                     (184,921)         (396,054)
                                                     --------          --------
                NET CASH USED IN
                  FINANCING ACTIVITIES               (184,921)          100,421

    INCREASE (DECREASE) IN CASH                       175,829          (123,509)

    CASH AT BEGINNING OF PERIOD                        15,636           128,742
                                                     --------          --------

    CASH AT END OF PERIOD                           $ 191,465         $   5,233
                                                    =========          ========


                               THE IDAHO COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                         Quarter Ended September 30, 1997


BASIS OF PRESENTATION AND COMPANY BACKGROUND

The Idaho Company (the "Company"), incorporated under the laws of the State of Idaho on November 28, 1986, is a for-profit corporation. The Company was formed to promote economic growth, and to stimulate, develop, and advance the business prosperity of Idaho and its citizens. The Company achieves this objective by lending to, investing in, arranging financing for, and consulting with new, emerging, and expanding businesses.

The Company is not obligated to pay a dividend or dividend in kind unless the payment has been approved by the Director of the Department of Finance of the State of Idaho and is consistent with capital requirements and profitability.

The Company is a licensed Business and Industrial Development Company (BIDCO). As such, it is regulated by the State of Idaho Department of Finance and subject to periodic asset quality examinations. On September 30, 1992, the Company was granted an exemption from registration as an investment company under the Investment Company Act of 1940, conditioned upon satisfying certain requirements, which have been met as of September 30, 1997.

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

On August 4, 1997, an office in Idaho Falls, Idaho was established.  Mr. Robert
W. Barnes was hired as Vice President, Credit, to manage the office. Mr. Barnes has 20 years credit experience including commercial, agriculture and government guaranteed loans. Mr. Barnes will work exclusively on credit requests throughout Idaho; specifically, SBA 7a, 504's, Farmer Mac and commercial loans.






SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Unaudited Interim Financial Statements. In the opinion of management, the accompanying financial statements contain all adjustments necessary to fairly represent the financial position of The Idaho Company and the results of operations and cash flows.


This report on Form 10-Q for the quarter ended September 30, 1997, should be read in conjunction with the Company's report on Form 10-K for the year ended December 31, 1996, and report on Form 10-Q for the quarter ended September 30, 1996.

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

    Notes Payable. The Company has a revolving note with a maturity of June 20, 1998. This note was not drawn against during the third quarter, 1997.

    Cash. With the exception of a nominal operating account, all cash earns interest at current market rates.

    Reclassifications. Certain amounts presented in 1995 have been reclassified to be consistent with this presentation.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS. The quarter ended September 30, 1997, resulted in net income of -$3,068, compared to net income of $12,176 for the quarter ended September 30, 1996. Net income for the nine months ended September 30, 1997, equaled $14,444 compared to net income of $25,002 for the nine months ended September 30, 1996. Year-to-date results for 1997 are in line with management's projections. These projections include a severance package for a former employee, the opening of a new office, hiring additional staff, and offerings of new loan products.

Revenues for the quarter ended September 30, 1997, were primarily derived from interest on loans receivable, loan fees and late fees. Non-cash revenues were also realized from the amortization of negative goodwill (see "Basis of Presentation" under Notes to Financial Statements). The primary sources of revenue for the quarter ended September 30, 1996, were interest on loans receivable and loan fees.

Shareholders' equity on September 30, 1997, was $1,072,794 compared to shareholders equity of $1,058,351 on September 30, 1996.

Inflation has had no significant impact upon the operating overhead, lending or investing activities of the company. Management anticipates that interest rates may slightly increase throughout 1997.


    LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 1997, the Company held $191,465 in cash accounts (including interest bearing accounts) to fund loans and operating expenses. The Company has available a line of credit in the amount of $300,000 at a rate of Prime plus 1.5 percent. Zero was drawn against at quarter end. At September 30, 1997, current portions of loans receivable totaled $308,348. No extraordinary capital expenditures were anticipated at quarter end.

Management believes that existing cash, the line of credit, and cash generated from operations will be sufficient to allow the Company to meet its obligations as they come due.

At September 30, 1997, the largest asset items consisted of cash and loans receivable, net of reserve, totaling $1,070,799 out of $1,128,567 total assets. At September 30, 1996, the largest asset items consisted of cash and loans receivable, net, totaling $1,194,891 out of $1,227,558 total assets.









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


                               FOR THE IDAHO COMPANY




                         Diane Rigby
                         Vice President
                         Date:       October 22, 1997