Form 10-K
period 1997-12-31
IDAHO CO
filed 1998-03-30
CIK 809365

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                     Washington, DC  20549


  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (FEE REQUIRED

                          For the fiscal year ended:   December 31, 1997
                                                       -----------------

                                 Commission file number:    33-11309
                                                            --------
                                           THE IDAHO COMPANY
                     (Exact name of registrant as specified in its charter)

            Idaho                                 82-0410913
 (State or other jurisdiction of       (Internal Revenue Service Employer
  incorporation or organization)            Identification Number)


                         102 S. 17th Street, Suite 201
                                   P. O. Box 6812
                                       Boise, ID                        83707
               (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:     (208) 344-6308

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None



                              Common Stock - without par value
-------------------------------------------------------------------------------
                                     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  [X]  Yes   [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant at December 31, 1997 was zero. There currently is no market for the Company's stock.

The number of Registrant's no par value common stock outstanding at December 31, 1997 was 1,618.

                                      1

                              THE IDAHO COMPANY
                              TABLE OF CONTENTS

Item                               PART I                               Page

 1.    Business                                                          3

 2.    Properties                                                        3

 3.    Legal Proceedings                                                 3

 4.    Submission of Matters to a Vote of Security Holders               3

                                   PART II

 5.    Market for the Registrant's Common Equity and
        Related Stockholder Matters                                      4

 6.    Selected Financial Data                                           4

 7.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              5

 8.    Financial Statements and Supplementary Data                       7

 9.    Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                             17

                                    PART III

10.    Directors and Executive Officers of the Registrant               18

11.    Executive Compensation                                           19

12.    Security Ownership of Certain Beneficial Owners                  19
         and Management

13.    Certain Relationships and Related Transactions                   19

                                    PART IV

14.    Exhibits, Financial Statement Schedules and                      20
         Reports on Form 8-K









                                           2


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

Direct loans and investments totaling $871,838 were entered into during the year ended December 31, 1997. Lending activity resulted in the creation or retention of 26 jobs in the State of Idaho.

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

On August 4, 1997, an office in Idaho Falls, Idaho was established.  Mr. Robert
W. Barnes was hired as Vice President, Credit, to manage the office. Mr. Barnes has 20 year credit experience including commercial, agriculture, and government guaranteed loans. Mr. Barnes will work exclusively on credit requests throughout Idaho; specifically, SBA 7a, 504's, Farmer Mac and commercial loans.


Item 2.  Properties

The Company leases office space at 102 S. 17th Street, Suite 201, Boise, Idaho 83702 and 381 Shoup Avenue, Suite 210, Idaho Falls, Idaho 83403.


Item 3.  Legal Proceedings

There are no legal proceedings involving the Company.


Item 4.  Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.











                                       3
                                    PART II

Item 5.  Market For The Registrant's Common Equity And Related Stockholder
         Matters

There is no established public trading market for the Company's stock. Shareholders as of December 31, 1997, numbered two.

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


Item 6.  Selected Financial Data


                               Year                Year                Year
                               Ended               Ended               Ended
                               1997                1996                1995


Revenues                      $ 178,093          $ 177,811           $ 154,123
Net income                        5,384             42,629              31,070

Net income per common share        3.33              26.35               19.20
Total assets                  1,387,803          1,318,166           1,101,130























                                          4

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operation.

Nearly all of The Idaho Company's assets are employed in loans to Idaho businesses earning market rates of interest. There were two loans 30 or more days past due in the portfolio as of December 31, 1997. The Company created or retained an estimated 26 jobs in 1997.

The Company is financially backing a proposal to raise $10 million to form Littlewood Capital Resources, L.P., a limited partnership which would become licensed as a Small Business Investment Corporation (SBIC). Upon closing Littlewood Capital Resources, L.P., all expenses incurred by the Company will be reimbursed. The offering is in review with the Idaho Department of Finance and is anticipated to be passed upon in the first quarter of 1998.

Summary statements of income information for the Idaho Company follows:

                          Year                 Year                  Year
                         Ended                Ended                 Ended
                          1997                 1996                  1995

Interest income        $148,415              156,048               122,582
Consulting fee income     1,341                  983                 4,088
Loan fees                19,831               16,636                25,378
Other income              8,506                4,144                 2,075
                       --------             --------              --------
                        178,093              177,811               154,123

Operating expense       195,821              158,294               146,165
                      ---------            ---------             ---------
                        195,821              158,294               146,165

Accretion of excess cost
  over purchase price    23,112               23,112                23,112
                       --------             --------              --------

Net income             $  5,384               42,629                31,070
                      =========             ========              ========



Results Of Operations
---------------------

The primary sources of revenue for the Company during 1997, 1996 and 1995 were interest earned on loans and loan fees. 1997 was a year of management change, thus decreasing average outstanding loan balances through the third quarter of 1997, decreasing interest earnings from 1996 to 1997. Major expense categories in 1997 and 1996 were Littlewood Capital Resources, L.P., insurance, accounting, payroll, and severance.

Operations for 1997 and 1996 resulted in net income of $5,384 and $42,629, respectively. This compares to a net income of $31,070 for 1995. During 1997, the Company had incurred expenses including severance pay, accruing accounting expenses and expenses to start Littlewood Capital Resources, L.P. These expenses totaled $40,667.



                                   5
Inflation has had little impact upon the operating overhead, lending or investing activities of the Company during 1997, 1996 and 1995. Interest rates have remained stable as loan volumes have flattened during 1997.

No material commitments for capital equipment existed at year end 1997.

Liquidity And Capital Resources
-------------------------------

The Company has substantially all available capital invested in loans. Liquidity for operations and additional lending is provided through a $300,000 unsecured line of credit, with utilization of $269,877 at year end. Principal payments on the Company's loans receivables are applied to reducing the line. The current portion of loans receivable, as of December 31, 1997 totalled $815,403. The Company's line of credit matures on June 20, 1998. The line of credit is renewable. If additional funds are raised, the Company will be able to increase net income commensurately, provided the Company maintains its current overhead structure.

No unusual capital expenditures are anticipated at this time. The Company does not intend to declare nor pay dividends in the foreseeable future. As such, management anticipates that cash will be generated from operations in amounts sufficient to allow the Company to meet its obligations as they come due.

































                    (The remainder of this page intentionally left blank)


                                              6
Item 8.  Financial Statements And Supplementary Data



The Board of Directors
The Idaho Company:


We have audited the accompanying balance sheets of The Idaho Company (the Company) as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

 /s/ KPMG Peat Marwick LLP

Salt Lake City, Utah
January 16, 1998





















                                        7

                                THE IDAHO COMPANY
                                  Balance Sheets



                                                     December 31,
                                     ----------------------------------------
              Assets                       1997                         1996
              ------                 -----------                   ----------
Cash                                 $    64,898                       15,636
Securities available-for-sale              1,865                            -

Loans receivable                       1,343,585                    1,345,817
Less allowance for loan losses            81,464                       75,706
                                     -----------                   ----------

                 Net loans             1,262,121                    1,270,111

Interest receivable                       21,088                       23,094
Prepaid expense                           10,609                        8,515
Noninterest bearing convertible note      25,000                            -
Property and equipment                     2,222                            -
                                      ----------                   ----------
                                      $1,387,803                    1,318,166
                                      ==========                   ==========


    Liabilities and Stockholders  Equity
    ------------------------------------
Accrued expenses                    $     10,780                        3,909
Payroll tax payable                        5,391                        2,319
Deferred fees                              3,352                       10,887
Note payable                             269,877                      184,921
                                    ------------                   ----------
                                         289,400                      202,036
Excess of net assets acquired
over cost, net of accumulated
accretion of $80,891 in 1997
and $57,780 in 1996                       34,668                       57,779
                                    ------------                   ----------
          Total liabilities              324,068                      259,815

Stockholders  equity:
    Common stock, no par value.
Authorized 500,000 shares;
1,618 shares issued and outstanding      982,825                      982,825
    Retained earnings                     80,910                       75,526
                                      ----------                   ----------
          Total stockholders  equity   1,063,735                    1,058,351
                                      ----------                   ----------
                                      $1,387,803                    1,318,166
                                      ==========                   ==========

See accompanying notes to financial statements.






                                       8
                               THE IDAHO COMPANY

                             Statements of Income

                                               Years ended December 31,
                                      --------------------------------------
                                        1997            1996           1995
                                      --------        -------         ------
Revenues:
    Interest income                 $ 148,415         156,048        122,582
    Loan fees                          19,831          16,636         25,378
    Consulting fees                     1,341             983          4,088
    Other income                        8,506           4,144          2,075
                                     --------        --------       --------
                                      178,093         177,811        154,123

Expenses:
     Operating expense                108,357          85,916         81,358
     Payroll                           86,609          72,378         64,807
     Depreciation                         855               -              -
                                     --------         -------        -------
                                      195,821         158,294        146,165

Other - accretion of excess of
net assets acquired over cost          23,112          23,112         23,112
                                     --------         -------        -------
               Net income         $     5,384          42,629         31,070
                                     ========         =======        =======
Net income per share              $      3.33           26.35          19.20
                                     ========         =======        =======
Average number of shares
outstanding                             1,618           1,618          1,618
                                     ========         =======        =======


See accompanying notes to financial statements.




















                                    9

                             THE IDAHO COMPANY

                    Statements of Stockholders' Equity


                                                                      Total
                                                                      stock-
                               Common stock          Retained        holders
                            Shares      Amount       earnings         equity
                            ------      ------       --------      ---------
Balances at
December 31, 1994           1,618   $  983,125        1,827          984,952

Reverse stock split
fractional share payments     -        (23,238)         -            (23,238)

Common stock issuance         -         22,938          -             22,938

Net income                    -             -        31,070           31,070
                            ------   ----------     --------       ----------
Balances at
December 31, 1995           1,618      982,825       32,897        1,015,722

Net income                    -             -        42,629           42,629
                            ------   ----------     --------       ----------
Balances at
December 31, 1996           1,618      982,825       75,526        1,058,351

Net income                    -             -         5,384            5,384
                            ------   ----------     --------       ----------
Balances at
December 31, 1997           1,618   $  982,825       80,910        1,063,735
                            ======   ==========     ========       ==========





See accompanying notes to financial statements.


















                                    10
                             THE IDAHO COMPANY
                          Statements of Cash Flows

                                               Years ended December 31,
                                      -------------------------------------
                                        1997           1996           1995
                                      -------        -------         ------
Increase (Decrease) in Cash
and Cash Equivalents Cash flows
from operating activities:
 Net income                       $    5,384          42,629         31,070
  Adjustments to reconcile net
  income to net cash provided by
  (used in) operating activities:
    Depreciation                         855              -              -
    Accretion of excess of net
     assets acquired over cost       (23,112)        (23,112)       (23,112)
    Provision of loan losses           5,758          12,070         12,998
    Changes in operating assets
     and liabilities:
       Accounts receivable                -               -             275
       Interest receivable             2,816          (7,322)        (6,842)
       Prepaid expense                (2,094)            900          4,585
       Accrued expenses                6,871             959        (15,044)
       Payroll tax payable             3,072             752            498
       Deferred fees                  (7,535)         10,887             -
                                     --------        --------       --------
         Net cash provided by
          (used in) operating
          activities                  (7,984)         37,763           4,428
                                     --------        --------       --------
Cash flows from investing activities:
  Maturities of interest bearing
   deposits                               -               -           36,908
  Loans receivable disbursed      (1,161,579)     (1,344,114)     (1,388,928)
  Loans receivable collected       1,163,811       1,008,324       1,341,084
  Purchase of office equipment        (3,077)             -               -
  Purchases of investment
   securities available-for-sale      (1,865)             -               -
  Increase in noninterest bearing
   convertible note                  (25,000)             -               -
                                    ---------      ----------       ---------
         Net cash used in
          investment activities      (27,710)       (335,790)        (10,936)
                                    ---------      ----------       ---------
Cash flows from financing activities:
  Principal payment on note
   payable                          (184,921)       (709,054)         (9,577)
  Proceeds from issuance of
   note payable                      269,877         893,975              -
  Common stock fractional
   share payments                         -               -          (23,238)
  Proceeds from common stock
   issuance                               -               -           22,938
                                    --------       ---------         --------
         Net cash provided by
          (used in) financing
          activities                  84,956         184,921          (9,877)
                                    --------       ---------         --------
Net increase (decrease) in cash       49,262        (113,106)        (16,385)

Cash at beginning of period           15,636         128,742         145,127
                                    --------       ---------         --------
Cash at end of period                 64,898          15,636         128,742
                                    ========       =========         ========
Supplemental Schedule of Cash
Flow Information
Interest Paid                          5,824           6,252             204

See accompanying notes to financial statements.

                                       11
                                THE IDAHO COMPANY
                          Notes to Financial Statements
                            December 31, 1997 and 1996



(1)  History of Company

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

The Company is a licensed Business and Industrial Development Company (BIDCO). As such, it is regulated by the State of Idaho Department of Finance and is subject to periodic asset quality examinations. On September 30, 1992, the Company was granted an exemption from registration as an investment company under the Investment Company Act of 1940, conditioned upon satisfying certain requirements, which have been met as of December 31, 1997.

(2)  Summary of Significant Accounting Policies

       (a)     Securities Available-for-Sale

                Securities available-for-sale consist of Class A Farmer Mac stock. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized.

       (b)     Loans

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




        (b)     Loans (continued)

                The Company considers a loan to be impaired when the accrual of interest has been discontinued. The amount of the impairment is measured based on the present value of expected future cash flows discounted at the notes effective interest rate. Impairment losses are included in the allowance for loan losses through a provision for loan losses.

       (c)      Property and Equipment

                Property and equipment consists of a computer carried at cost, less accumulated depreciation of $855. The computer is being depreciated over three years on a straight-line method.

       (d)      Income Taxes

                The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (e)      Excess of Net Assets Acquired Over Cost

                The excess of net assets acquired over cost is accreted on a straight-line basis over a five-year life.

       (f)      Income Per Share

                Income per share is computed by dividing the net income by the weighted-average number of shares outstanding during the period.

       (g)      Use of Estimates

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

       (h)      Accounting Issues not Adopted

                In June 1997, the Financial Accounting Standards Board
                (FASB) issued Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 requires all items that are required to be recognized


       (h)      Accounting Issues not Adopted (continued)

                under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement, but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

                Enterprises are required to classify items of other comprehensive income by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed.

                Statement 130 is applicable to all entities that provide a full set of financial statements consisting of a statement of financial position, results of operations, and cash flows. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of Statement 130.

                In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise (Statement 14), but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries.

                Statement 131 replaces the industry segment concept of Statement 14 with a management approach concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization. Furthermore, the management approach facilitates consistent descriptions of an enterprise in its annual report and various other published information. It focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters.

                Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. Statement 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application.





(3)   Loans Receivable

      The Company's loan portfolio is diversified among a variety of industry classifications as follows:

                                                   December 31,
                                              1997              1996
                    Retail               $  316,568           172,398
                    Manufacturing            17,998            80,017
                    Agriculture             368,433           518,494
                    Food processing          37,200            60,287
                    Distribution              5,600            36,000
                    Construction            425,244           230,588
                    Transportation           39,638            41,594
                    Finance                  21,272            29,553
                    Contractors                   -            31,703
                    Medical                  62,533            93,961
                    Hospitality              19,010            41,071
                    Natural resources         3,379            10,151
                    Trade                    26,710                 -
                                         ----------        ----------
                                         $1,343,585         1,345,817
                                         ==========        ==========


       Loans within the portfolio have maturities ranging from one to five years as of December 31, 1997 and 1996. The largest loan to an individual customer at December 31, 1997 is $371,517.

(4)    Allowance for Loan Loss

       Allowance for loan loss activity is summarized as follows:

                                             Years ended December 31,
                                     ---------------------------------------
                                        1997           1996            1995
                                      -------         ------          ------
     Balances, beginning of period $   75,706         63,636          50,638
     Provision for loan losses          5,758         12,070          12,998
     Write-offs                             -              -               -
                                   ----------     ----------       ---------
     Balances, end of period       $   81,464         75,706          63,636
                                   ==========     ==========       =========

(5)    Note Payable

       At December 31, 1997, the Company had a revolving credit line with a Bank that provided for unsecured borrowings up to $300,000 which will expire June 20, 1998. The credit line bears interest of 1 1/2 percent over the Wall Street Journal Prime interest rate.






(6)    Income Taxes

       No provision has been made in the financial statements for income taxes because of utilization of net operating losses.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:


                                                  December 31,
                                           -------------------------
                                             1997              1996
                                           -------           -------
           Deferred tax assets:
               Allowance for loan losses $  34,215            31,796
               Net operating loss
                  carryforward             171,232           162,060

                  Total deferred
                      tax assets           205,447           193,856

            Less valuation allowance      (205,447)         (193,856)
                                          ---------         ---------
                   Net deferred
                      tax asset          $       -                 -
                                          =========         =========

         The net change in the total valuation allowance for the years ended December 31, 1997 and 1996, was an increase of $11,591 and $38,620, respectively.

         For income tax return purposes, the Company has available, net operating loss carryforwards of $407,692, which expire between 2002 and 2012.

(7)      Commitments and Contingencies

         The Company had funds committed for loans and unfunded lines of credit as of December 31, 1997 of $416,473.

         Certain facilities are leased under various short-term operating leases. Rental expense was $10,085, $7,875, and $7,875 in 1997, 1996, and 1995, respectively.














Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.







































             (The remainder of this page intentionally left blank)




Item 10.  Directors And Executive Officers Of The Registrant

It is expected that the number of directors serving on the board will continue to be fewer than the total number permitted.

                    Principal Occupation During    Director     Term
Director                the Past Five Years          Since     Expires      Age

Grant R. Caldwell   Retired certified public         1994        1999        73
                    accountant and managing
                    partner, KMG Main Hurdman,
                    Salt Lake City, UT.
                    Director, Zions Bancorporation,
                    Salt Lake City, UT

Wayne Mittleider    Past Executive Director, Idaho   1994        1999        50
                    Housing Agency, Boise, ID

Charles M. Rice     Director, Polysi, Inc.,          1996        1999        72
                    Idaho Falls, ID

Diane Rigby         Vice President, The Idaho        1994        1998        32
                    Company.  Past Manager, Analytical
                    Support & Safekeepikng, Zions First
                    National Bank

John P. Rigby       Database Administrator, Idaho    1994        1999        40
                    Power Company, Boise, ID

William F. Rigby    Chairman and CEO, Bank of        1994        2000        67
                    Eastern Idaho, Idaho Falls, ID.
                    Chairman of the Board and
                    President, The Idaho Company,
                    Boise, ID

Dan G. Simkins      President and Chief Operating    1994        1998        57
                    Officer, Bank of Eastern Idaho,
                    Idaho Falls, ID

Fred T. Thompson,   Retired partner and manager,     1994        2000        66
Jr.                 GPOD of Idaho (potato dealer),
                    Shelley, ID









Item 11.  Executive Compensation.

William F. Rigby, Chairman of the Board, President and CEO was paid no annual salary in 1997. Diane Rigby, Vice President and director was paid $45,000 annual salary in 1997. Robert W. Barnes, Vice President, was paid $30,000 annual salary in 1997. All other directors, including those serving in officer capacities, serve without compensation.

Item 12.     Security Ownership Of Certain Beneficial Owners And Management.

The following directors hold all shares issued and outstanding as of December 31, 1997.


                                       Shares of                  Percent of
                                      Common Stock               Outstanding
Name of Beneficial Owner                                            Owned
-----------------------------------------------------------------------------
William F. Rigby                         1,078                        67%
P. O. Box 1487
Idaho Falls, ID  83403

Fred T. Thompson, Jr.                      540                        33%
2390 Stroke Drive
Lake Havasu City, AZ  98607

Aggregate Shares:                        1,618                       100%


Item 13.     Certain Relationships And Related Transactions.

None.
















                                     19
                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

(a) The following documents are part of this report and appear on the pages indicated:

    (1)  Financial Statements;

         Independent Auditors' Report                              . . . 7

         Balance Sheets - December 31, 1997 and 1996               . . . 8

         Statements of Operations -
              Years ended December 31, 1997, 1996 and 1995         . . . 9

         Statements of Stockholders' Equity -
              Years ended December 31, 1997, 1996 and 1995         . . .10

         Statements of Cash Flows -
              Years ended December 31, 1997, 1996 and 1995         . . .11

         Notes to Financial Statements                             . . .12

    (2)  Financial Statement Schedules:

         Schedules are omitted because the information is either not required, not applicable, or is included in the accompanying financial statements.

(b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended December 31, 1997.















                                 SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  The Idaho Company
             -------------------
By (Signature and Title)  _____________________________
                          /s/  Diane Rigby
                               Vice President
Date: 03-15-98

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act: None.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)   ________________________________  Date: 03-16-98
                           /s/ John Rigby, Secretary/Treasurer


03/19/98         By _________________________________
                   /s/Grant R. Caldwell, Director

03/20/98         By _________________________________
                   /s/Wayne Mittleider, Director

(date)           By _________________________________
                      Charles M. Rice, Director

03/15/98         By _________________________________
                   /s/Diane Rigby, Vice President & Director

03/16/98         By _________________________________
                   /s/John Rigby, Secretary/Treasurer; Director

03/18/98         By _________________________________
                   /s/William F. Rigby, Chairman of the Board,
                      President & Director

(date)           By _________________________________
                      Dan G. Simkins, Director

03/19/98         By _________________________________
                   /s/Fred T. Thompson, Jr., Director

