Form 10-Q
period 1998-06-30
IDAHO CO
filed 1998-08-14
CIK 809365

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


For the quarterly period ended:  June 30, 1998
                                 --------------

Commission File No.: 33-11309
                     --------

                             THE IDAHO COMPANY
         ------------------------------------------------------
 (Exact name of registrant as specified in its charter)

              IDAHO                                    82-0410913
---------------------------------       ------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


            9512 Fairview Avenue, Boise, Idaho  83704
----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                               (208) 375-8099
            ----------------------------------------------------
            (Registrant's telephone number, including area code)



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

                   1,618 shares of no par value common stock
                         were outstanding at 06-30-98.








PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The financial information set forth herein is unaudited and reflects all adjustments which are, in the opinion of management, necessary to the presentation of a fair statement of the interim period presented.
































             (The remainder of this page intentionally left blank.)






                               THE IDAHO COMPANY
                            CONDENSED BALANCE SHEETS

                                     June 30, 1998       December 31, 1997
------------------------------------------------------------------------------
             ASSETS
  Cash                                 $   30,596            $   64,898

  Loans receivable                        939,299             1,343,585
  Less allowance for loan losses          (95,008)              (81,465)
                                       ----------            ----------
    Net loans                             844,291             1,262,120

  Short term market investments             1,865                 1,865
  Interest and other receivables           30,011                21,088
  Prepaid expenses                          5,268                10,609
  Securities available for sale           125,000                25,000
  Fixed assets                              2,368                 2,222
  Other real estate owned                 271,443                     0
  Other assets                             20,016                     0
                                       ----------            ----------
    Total Assets                       $1,330,858            $1,387,802
                                       ==========            ==========

LIABILITIES & STOCKHOLDERS' EQUITY
  Accrued expenses                     $    5,840           $   10,780
  Payroll tax payable                       3,457                5,391
  Fees collected, unearned                      0                3,352
  Notes payable                           203,500              269,877
  Lease reserve                             1,434                    0
                                       ----------           ----------
                                          214,231              289,400
  Excess of net assets acquired over
  cost, net of accumulated accretion
  of $92,447 at June 30, 1998 and
  $80,891 at December 31, 1997             23,112               34,668
                                       ----------           ----------
    Total Liabilities                     237,343              324,068

STOCKHOLDERS' EQUITY
  Common stock, no par value,
  Authorized 500,000 shares; 1,618
  shares issued and outstanding           982,825              982,825

  Retained earnings                       110,690               80,909
                                       ----------           ----------
                                        1,093,515            1,063,734
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                 $1,330,858           $1,387,802
                                       ==========           ==========


                                 THE IDAHO COMPANY
                         CONDENSED STATEMENTS OF OPERATIONS


                                         Six                   Six
                            Quarter     Months    Quarter     Months
                             Ended      Ended      Ended      Ended
                            June 30,   June 30,   June 30,   June 30,
                              1998       1998       1997      1997
--------------------------------------------------------------------------

REVENUE
  Consulting Income      $       0  $       0  $     407  $     922
  Loan Fees                  7,750     26,584      9,135      9,285
  Interest Income - Loans   26,640     60,719     39,480     79,381
  Interest Income - Other    4,126      8,732        343        395
  Late Fees                  1,687      2,857          0          0
  Premiums                  10,206     14,393          0          0
  Negative Goodwill
    & Other Income          11,142     85,039      7,349     13,827
                          --------   ---------  ---------- ----------
          Total Revenue     61,551    198,324     56,714    103,810


EXPENSES
  Operating Expenses        71,557    155,090     40,607     85,272
  Provision for Loan Loss    5,811     13,453        555      1,028
                         ---------   --------   --------   --------
          Total Expenses    77,368    168,543     41,162     86,300

NET INCOME (LOSS)        $ (15,817) $  29,781  $  15,552  $  17,510
                          ========   ========   ========   ========

AVERAGE NUMBER SHARES
 OUTSTANDING                 1,618      1,618      1,618      1,618

BASIC AND DILUTED INCOME
(LOSS) PER SHARE OF
COMMON STOCK             $   (9.78) $   18.41  $    9.61  $   10.82













                                 THE IDAHO COMPANY
                             STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
-------------------------------------------------------------------------------
                                                June 30, 1998    June 30, 1997
-------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $  29,781          $ 17,510
     Net cash provided by (used in)
      operating activities:
       Accretion of excess of net assets
         acquired over cost                       (11,556)          (11,556)
       Provision for loan losses                   13,543             1,028
       Depriciation expense                           540            (2,735)
       Changes in operating assets
         and liabilities:
           Interest and other receivables          (8,923)           (4,532)
           Prepaid expenses                         5,341             6,134
           Other assets                           (20,016)                0
           Accrued expenses                        (4,940)            2,612
           Payroll tax payable                     (1,934)              199
           Fees collected, unearned                (3,352)           (6,535)
           Interest payable                             0              (350)
           Lease reserve                            1,434                 0
                                                  -------           -------
             Total adjustments                    (29,863)          (15,735)
             NET CASH PROVIDED BY (USED IN)
               OPERATING ACTIVITIES                   (82)            1,775

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans receivable disbursed                  (1,364,940)         (162,007)
   Loans receivable collected                   1,669,572           496,443
   Purchase of securities available for sale     (100,000)                0
   Other real estate owned                       (171,789)                0
   Purchase of fixed assets                          (686)                0
             NET CASH PROVIDED BY                --------          --------
               INVESTING ACTIVITIES                32,157           334,434

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds form issuance of debt                 842,110                 0
   Principal payments on debt                    (908,487)         (184,921)
             NET CASH USED IN                    --------          --------
             FINANCING ACTIVITIES                 (66,377)         (184,921)

INCREASE (DECREASE) IN CASH                       (34,302)          151,288
CASH AT BEGINNING OF PERIOD                        64,898            15,697
                                                 --------          --------
CASH AT END OF PERIOD                           $  30,596         $ 166,924
                                                 ========          ========
SUPPLEMENTAL SCHEDULE OF
NON-CASH ACTIVITIES
   Other real estate owned                      $  99,654                 0
                               THE IDAHO COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                         Quarter Ended June 30, 1998


NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months ended June 30, 1998 should be read in conjunction with the Company's annual report on form 10-K for the year ended December 31, 1997.

The accompanying unaudited condensed financial balance sheets, statements of operations and cash flows reflect all normal recurring adjustments which are, in management's opinion, necessary for a fair presentation of the Company's financial position, results of operation, and cash flows. The results of operations for the interim period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2   NET EARNINGS PER SHARE

On December 31, 1997, the Company adopted the provisions FAS No. 128, Earnings Per Share, FAS 128 requires the presentation of both basic and diluted earnings per share (EPS). Basic EPS is the amount of net income or loss divided by the weighted average number of shares plus all potentially dilutive common shares. In calculating EPS, the earnings were the same for both the basic and diluted calculation.

NOTE 3   YEAR 2000

During 1998, the Company has been developing a plan to deal with the Year 2000 problem. Currently, some computer systems are not Year 2000 compliant, while a few have been updated. The Year 2000 problem is the result of the computer programs being written using two digits rather than four to define the applicable year. During the first quarter 1998 the Company converted to a new accounting software program in order to be Year 2000 compliant. All system changes are being expensed as incurred. Steps are being taken to evaluate all companies with whom the Company works with, in order to determine any effects of the Year 2000 problem on those relationships.









NOTE 4   NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive earnings and its components in financial statements. As of June 30, 1998, the Company has no items to report as components of comprehensive income.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement require disclosure of financial reports issued to shareholders. This statement is effective for fiscal years beginning after December 15, 1997, however, it is not required to be applied for interim reporting in the initial year of application.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. This statement is effective for fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently studying the future effects of adopting this standard.

NOTE 5   INCOME TAXES

The Company has net operating loss carryforwards from prior years which will exceed the income generated in the first six months of 1998. The deferred tax asset related to these carryfowards was fully reserved for as of December 31, 1997. Accordingly, no income tax expense is being reported for the period ended June 30, 1998.























Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS. The quarter ended June 30, 1998 resulted in net loss of $15,817 compared to net income of $15,552 for the quarter ended June 30, 1997. This loss was due to the following two factors. First, for the second quarter 1998, the Company foreclosed on a parcel of real estate. This property is on the market for sale and has office space that will be leased in the meantime. Second, an SBA loan is in the process of foreclosure. This loan is in non-accrual status and the guaranteed portion of the loan was repurchased from the secondary market. Between these two items, the Company has approximately $440,000 in non-earning assets as of June 30, 1998. The management estimates that any losses on the two foreclosures will be immaterial.

The increase in operating expenses mirrors the increase in volume of business transactions, as well as one additional employee, an office in Idaho Falls, Idaho, continued financial support for the Small Business Investment Company, and the continuation of a severance package to a past employee.

Shareholders' equity on June 30, 1998, was $1,093,515 compared to shareholders equity of $1,063,734 on December 31, 1997.

Inflation has had no significant impact upon the operating overhead, lending or investing activities of the company.


    LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 1998, the Company held $30,596 in cash accounts (including interest bearing accounts) to fund loans and operating expenses. The Company has available a line of credit in the amount of $300,100 at a rate of Prime plus 1.5 percent, another line of credit of $150,000 at Prime plus 1.5 percent, and an operating line of $750,000 at sub-prime adjusted daily. At June 30, 1998, the current portion of loans receivable totaled $365,071 net of guaranteed portions of SBA loans and loan participations with other lending institutions. No extraordinary capital expenditures were anticipated at quarter end. Management believes that existing cash, the lines of credit, and cash generated from operations will be sufficient to allow the Company to meet its obligations as they come due.

One loan totaling $99,654 was foreclosed on in February. The Company bought out a first deed of trust totaling $171,789 in order to assume first position on the property. The balance of the loan was taken from loans receivable. This balance and expenses surrounding the foreclosure are reported on the balance sheet under Other Real Estate Owned.

The Company has two non-interest convertible debt instruments in software companies located in Idaho Falls, Idaho. The Company has also taken a preferred stock interest in a mid-market brokerage firm headquartered in Boise, Idaho.
The balance of these investments is reported on the balance sheet as Securities Available for Sale.




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



                               FOR THE IDAHO COMPANY




                              Diane Rigby
                              President
                              Date:       June 30, 1998