Form 10-Q
period 1998-09-30
IDAHO CO
filed 1998-11-13
CIK 809365

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


For the quarterly period ended:  September 30, 1998
                                 ------------------

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

                   1,618 shares of no par value common stock
                         were outstanding at 09-30-98.


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

                                 September 30, 1998       December 31, 1997
------------------------------------------------------------------------------
             ASSETS
  Cash                                 $    3,021            $   64,898

  Loans receivable                      1,255,145             1,343,585
  Less allowance for loan losses         (100,000)              (81,465)
                                       ----------            ----------
    Net loans                           1,155,145             1,262,120

  Short term market investments             1,865                 1,865
  Interest and other receivables           46,225                21,088
  Prepaid expenses                         12,558                10,609
  Other investments                       125,000                25,000
  Fixed assets                             27,600                 2,222
  Other real estate owned                 271,443                     0
  Other assets                             39,829                     0
                                       ----------            ----------
    Total Assets                       $1,682,686            $1,387,802
                                       ==========            ==========

LIABILITIES & STOCKHOLDERS' EQUITY
  Accounts payable                         65,506                    0
  Accrued expenses                     $    8,280           $   10,780
  Payroll tax payable                       4,286                5,391
  Fees collected, unearned                      0                3,352
  Notes payable                           503,891              269,877
                                       ----------           ----------
                                          581,963              289,400
  Excess of net assets acquired over
  cost, net of accumulated accretion
  of $98,225 at September 30, 1998 and
  $80,891 at December 31, 1997             17,334               34,668
                                       ----------           ----------
    Total Liabilities                     599,297              324,068

STOCKHOLDERS' EQUITY
  Common stock, no par value,
  Authorized 500,000 shares; 1,618
  shares issued and outstanding           982,825              982,825

  Retained earnings                       100,564               80,909
                                       ----------           ----------
                                        1,083,389            1,063,734
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                 $1,682,686           $1,387,802
                                       ==========           ==========


                                 THE IDAHO COMPANY
                         CONDENSED STATEMENTS OF OPERATIONS


                                        Nine                  Nine
                            Quarter     Months    Quarter     Months
                             Ended      Ended      Ended      Ended
                            Sept 30,   Sept 30,   Sept 30,   Sept 30,
                              1998       1998       1997      1997
--------------------------------------------------------------------------

REVENUE
  Consulting Income      $       0  $       0  $       0  $     922
  Loan Fees                 11,330     37,914      1,477     10,762
  Interest Income - Loans   51,047    111,767     35,465    114,846
  Interest Income - Other    4,745     13,478      2,789      3,184
  Late Fees                    952      3,807          0          0
  Premiums                   9,696     24,089          0          0
  Negative Goodwill
    & Other Income          17,413    102,452      5,775     19,604
                          --------   ---------  ---------- ----------
          Total Revenue     95,183    293,507     45,508    149,318


EXPENSES
  Operating Expenses       100,317    255,316     47,730    133,001
  Provision for Loan Loss    4,992     18,536        844      1,872
                         ---------   --------   --------   --------
          Total Expenses   105,309    273,852     48,574    134,873

NET INCOME (LOSS)        $ (10,126) $  19,655  $  (3,068) $  14,445
                          ========   ========   ========   ========

AVERAGE NUMBER SHARES
 OUTSTANDING                 1,618      1,618      1,618      1,618

BASIC AND DILUTED INCOME
(LOSS) PER SHARE OF
COMMON STOCK             $   (6.26) $   12.15  $   (1.90) $    8.93













                                 THE IDAHO COMPANY
                             STATEMENTS OF CASH FLOWS
                                                       Nine Months Ended
-------------------------------------------------------------------------------
                                       September 30, 1998    September 30, 1997
-------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $  19,655          $ 14,445
     Net cash used in operating activities:
       Accretion of excess of net assets
         acquired over cost                       (17,334)          (17,334)
       Provision for loan losses                   18,536             1,872
       Depreciation expense                         2,166                 0
       Changes in operating assets
         and liabilities:
           Accounts payable                        65,506                 0
           Interest and other receivables         (25,137)            1,606
           Prepaid expenses                        (1,949)           (2,477)
           Other assets                           (39,829)           (2,478)
           Accrued expenses                        (2,500)            5,234
           Payroll tax payable                     (1,105)              862
           Fees collected, unearned                (3,352)           (7,535)
           Interest payable                             0              (350)
                                                  -------           -------
             Total adjustments                     (4,998)          (20,598)
             NET CASH (USED IN)
               OPERATING ACTIVITIES                14,657            (6,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans receivable disbursed                  (2,690,824)         (288,391)
   Loans receivable collected                   2,679,610           655,298
   Purchase of other investments                 (100,000)                0
   Other real estate owned                       (171,789)                0
   Purchase of fixed assets                       (27,545)                0
             NET CASH PROVIDED BY (USED IN)      --------          --------
               INVESTING ACTIVITIES              (310,548)          366,907

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds form issuance of debt               1,035,000                 0
   Principal payments on debt                    (800,986)         (184,921)
             NET CASH PROVIDED BY (USED IN)      --------          --------
             FINANCING ACTIVITIES                 234,014          (184,921)

INCREASE (DECREASE) IN CASH                       (61,877)          175,829
CASH AT BEGINNING OF PERIOD                        64,898            15,636
                                                 --------          --------
CASH AT END OF PERIOD                           $   3,021         $ 191,465
                                                 ========          ========
SUPPLEMENTAL SCHEDULE OF
NON-CASH ACTIVITIES
   Other real estate owned                      $  99,654                 0


                               THE IDAHO COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                         Quarter Ended September 30, 1998


NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited, condensed financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of the results of operations, the financial position, and cash flows, in conformity with generally accepted accounting principles. This report on Form 10-Q for the three months ended September 30, 1998 should be read in conjunction with the Company's annual report on form 10-K for the year ended December 31, 1997.

The accompanying unaudited condensed financial balance sheets, statements of operations and cash flows reflect all normal recurring adjustments which are, in management's opinion, necessary for a fair presentation of the Company's financial position, results of operation, and cash flows. The results of operations for the interim period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2   NET EARNINGS PER SHARE

On December 31, 1997, the Company adopted the provisions FAS No. 128, Earnings Per Share. FAS 128 requires the presentation of both basic and diluted earnings per share (EPS). Basic EPS is the amount of net income or loss divided by the weighted average number of shares of common stock outstanding. Diluted EPS is the amount of income or loss for the period divided by the weighted average number of shares plus all potentially dilutive common shares. The earnings were the same for both the basic and diluted EPS caluclations.

NOTE 3   YEAR 2000

Throughout 1998, the Company has been developing a plan to deal with Year 2000 compliance issues. The Company does not see any hurdles which are not easily surmountable in order to be ready for the Year 2000.

The Company's operations require only two personal computers, one of which will need to be replaced by year 2000. The Idaho Company will be contacting its building lessor to insure all non-IT systems for internal environment controls will be unaffected by the year 2000 changeover. Steps are being taken to evaluate all third parties with whom the Company does business, in order to determine any effects of the Year 2000 problem on those relationships. These relationships are important for day to day business transactions (for example cash and line of credit accounts with various financial institutions). The Company's plan is to dtermine whether or not these third parties have developed a Year 2000 Readiness Plan. Status of plan development will then affect the amount of risk involved. It is expected that risk will be minimal.

Costs surrounding Year 2000 readiness are considered by the Company as insubstantial, amounting to the cost of replacing one personal computer. Any costs related to Year 2000 readiness are being expensed as incurred.

NOTE 4   NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, effective January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive earnings and its components in financial statements. As of September 30, 1998, the Company has no items to report as components of comprehensive income.

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

NOTE 5   INCOME TAXES

The Company has net operating loss carryforwards from prior years which will exceed the income generated in the first nine months of 1998. The deferred tax asset related to these carryfowards was fully reserved for as of December 31, 1997. Accordingly, no income tax expense is being reported for the period ended September 30, 1998.

NOTE 6   OTHER INVESTMENTS

The Company has two non-interest convertible debt instruments in software companies located in Idaho Falls, Idaho, each valued at $25,000. The Company has also taken a $75,000 preferred stock interest in a mid-market brokerage firm headquartered in Boise, Idaho.

NOTE 7   POLICY ON OTHER REAL ESTATE OWNED

Other real estate owned is carried at the lower of cost or net realizable value. Real estate may be considered to be in-substance foreclosed and included herein when specific criteria are met. When property is acquired through foreclosure, or substantially foreclosed, any excess of the related loan balance over net realizable value is charged to the allowance for loan losses. Subsequent write downs or losses upon sale, if any, are charged to other real estate expense.


One loan totaling $99,654 was foreclosed on in February. The Company bought out a first deed of trust totaling $171,789 in order to assume first position on the property.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS. The quarter ended September 30, 1998 resulted in net loss of $(10,126) compared to net loss of $(3,068) for the quarter ended September 30, 1997. The nine months ended September 30, 1998 however resulted in a net income of $19,655 compared to net income of $14,445 for the nine months ended September 30, 1997. The Company is just short of its projected year to date numbers, due to the following two factors. First, for the second quarter 1998, the Company foreclosed on a parcel of real estate This property is on the market for sale and has office space that will be leased in the meantime. Second, an SBA loan is in the process of foreclosure. This loan is in non-accrual status and the guaranteed portion of the loan was repurchased from the secondary market. Between these two items, the Company has approximately $440,000 in non-earning assets as of September 30, 1998. The management estimates that any losses on the two foreclosures will be immaterial.

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


LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 1998, the Company held $3,021 in cash accounts (including interest bearing accounts) to fund loans and operating expenses. The Company has three available lines of credit in the amounts of:
          (1) $300,100 at a rate of Prime plus 1.5 percent;
          (2) $150,000 at a rate of Prime plus 1.5 percent;
          (3) $1,250,000 at Prime rate or Adjusted LIBOR plus
              Applicable Margin.

Also, the Company has an operating lease line of $750,000 at a sub-prime adjusted daily. At September 30, 1998, loans receivable totaled $1,255,145 net of guaranteed portions of SBA loans and loan participations with other lending institutions. No extraordinary capital expenditures were anticipated at quarter end. Management believes that existing cash, the lines of credit, and cash generated from operations will be sufficient to allow the Company to meet its obligations as they come due.




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



                               FOR THE IDAHO COMPANY




                              Diane Rigby
                              President
                              Date:       September 30, 1998