Form 10-K
period 1998-12-31
IDAHO CO
filed 1999-07-09
CIK 809365

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                        Washington, DC  20549

  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the fiscal year ended:   December 31, 1998
                                                     ---------------
                         Commission file number:           33-11309
                                                           --------
                                   THE IDAHO COMPANY
               (Exact name of registrant as specified in its charter)
               Idaho                                           82-0410913
    (State or other jurisdiction of      (Internal Revenue Service Employer
    incorporation or organization)             Identification Number)
        9512 Fairview Avenue
           P. O. Box 6812
            Boise, ID                                              83707
    (Address of principal executive offices)      (Zip Code)
Registrant's telephone number, including area code:     (208) 375-8099
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None
                                Common Stock - without par value
--------------------------------------------------------------------------------
                                             (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [X]  Yes   [ ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s. 229. 405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part II of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the Registrant at December 31, 1998 was zero.
There currently is no market for the Company's stock.
The number of Registrant's no par value common stock outstanding at December 31, 1998 was 1,618.

                                                           THE IDAHO COMPANY
                                                            TABLE OF CONTENTS

Item                                           PART I         Page

 1.   Business                                                 3

 2.   Properties                                               3

 3.   Legal Proceedings                                        3

 4.   Submission of Matters to a Vote of Security Holders                 3
                                                            PART II

 5.   Market for the Registrant's Common Equity and                        4
        Related Stockholder Matters

 6.   Selected Financial Data                                     4

 7.   Management's Discussion and Analysis of Financial                     5
       Condition and Results of Operations

7a.  Quantitative and Qualitative Disclosures About Market Risk             7

 8.   Financial Statements and Supplementary Data                           8

 9.   Changes in and Disagreements with Accountants on                     21
       Accounting and Financial Disclosure
                                                             PART III

10.   Directors and Executive Officers of the Registrant                   22

11.   Executive Compensation                                            23

12.   Security Ownership of Certain Beneficial Owners                     23
        and Management

13.   Certain Relationships and Related Transactions                        24
                                                              PART IV

14.   Exhibits, Financial Statement Schedules and                             24
        Reports on Form 8-K

PART I

Item 1.  Business

The Idaho Company (the Company) was incorporated under the laws of the State of Idaho on November 28, 1986. The Company is a for-profit Business and Industrial Development Company organized to promote economic growth in Idaho. The Company achieves this objective by lending to, investing in, arranging financing for, and consulting with new, emerging, and expanding businesses.

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

The Company pursues a program of lending and equity investing, loan placement, and management consulting to helpsmall businesses attain greater financial stability.

Direct loans and investments totaling $4,608,015 were entered into during the year ended December 31, 1998. Lending activity resulted in the creation or retention of 114 jobs in the State of Idaho. The Company also arranged for$3,010,406 in financing from other sources mainly for long-term real estate transactions.


Item 2.  Properties

The Company leases office space at 9512 Fairview Avenue, Boise, Idaho
83704.

Item 3.  Legal Proceedings

There are no legal proceedings involving the Company.

Item 4.  Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

PART II

Item 5.  Market For The Registrant's Common Equity And Related
Stockholder Matters

There is no established public trading market for the Company's stock. Shareholders as of December 31, 1998, numbered two.

No shareholder is entitled, as a matter of right, to purchase or subscribe for any unissued or treasury stock of the Company, and no shareholder is entitled, as a matter of right, to purchase or subscribe for any bonds, notes, certificates or indebtedness, debentures, or other obligations convertible into stock of the Company.

The Company declared a cash dividend to its shareholders based upon its profitability. This dividend was made without the approval of the Director of the State Department of Finance, however a policy will be approved during 1999 for future use.

Item 6.  Selected Financial Data
                                     Year           Year            Year
                                     Ended          Ended           Ended
                                     1998           1997             1996
                                 ----------    ----------         ---------
Revenues                         $  449,054    $  178,093        $  177,811
Net income                         56,705             5,384          42,629
Basic and diluted                   35.05              3.32           26.35
net income per share
Total assets                    $2,197,642     $1,387,803        $1,318,166
Cash dividends declared
per common share                    15.45             --               --

                                          Year             Year
                                         Ended            Ended
                                         1995             1994
                                       -----------    ----------
 Revenues                               $  154,123    $  58,739
 Net income                                31,070         1,827
 Basic and diluted                           19.20        1.13
 net income per share
 Total assets                           $1,101,130   $1,117,595
 Cash dividends declared
 per common share                           --             --

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operation.

Nearly all of the Company's assets are employed in loans to Idaho businesses earning market rates of interest. At December 31, 1998, other than one SBA guaranteed loan in the amount of $168,364 that is in liquidation, there were no loans 30 or more days past due in the portfolio. The Company created or retained an estimated 114 jobs in the State of Idaho during 1998.

The Company abandoned its financial backing of the development of Littlewood Capital Resources, L.P., a limited partnership, which would become licensed as a Small Business Investment Corporation (SBIC). With the abandonment of this SBIC, the Company has begun investing in equity positions of startup companies throughout Idaho, and currently holds equity positions in three such companies.

                        Year                    Year            Year
                       Ended                  Ended            Ended
                        1998                   1997             1996
                    ----------            -----------       ----------
Interest income        212,148             148,415                  156,048
Loan fees               43,600               19,831                  16,636
Consulting fee income    1,313                1,341                     983
Other income           191,993                8,506                   4,144
                    ----------            ------------           ----------
                       449,054             178,093                 177,811
Operating expense      415,461            195,821                 158,294
                    ----------            ------------           ----------
                       415,461            195,821                 158,294
Accretion of excess     23,112               23,112                23,112
at net assets       ----------            ------------           ----------
acquired over cost
Net income             $56,705                5,384                42,629
                       ========             ========              ========

Results Of Operations

The primary sources of revenue for the Company during 1998, 1997, and 1996 were interest earned on loans, loan fees, and premiums received on the sale of those loans. This year will stand out as the year of growth in average outstanding loan balances, gross revenues, and net income never before seen in the history of the Company. Major expense categories in 1998 and 1997 were payroll, interest expense, severance, and rent.

Operations for 1998, 1997, and 1996 resulted in net income of $56,705,
$5,384,and $42,629, respectively.   Net income in 1998 was recognized in
part due to a gain in the amount of $104,059, on the sale of property held in Other Real Estate Owned. During 1998, the Company saw increased expenses in payroll and interest expense as it grew its loan volume from the previous year. These two expenses totaled $201,580 as compared to $92,433 in the previous year.

1998 was a year in experimentation with personnel. Two employees were hired and subsequently dismissed and thus, higher than normal salary expense for 1998 without sufficient income to compensate for the expense. This had a major negative impact on net income for 1998 that will not be felt again in future years.

Inflation has had little impact upon the operating overhead, lending or investing activities of the Company during 1998, 1997 and 1996. Interest rates have remained stable with loan volumes increasing during 1998.

Liquidity And Capital Resources

The Company has substantially all available capital invested in loans. Liquidity for operations and additional lending is provided through income, $1,500,000 in unsecured lines of credit and $800,000 in secured line of credit. The Company has $532,168 in secured and $437,232 in unsecured borrowings at year end. Principal payments on the Company's loans receivables are applied to reducing the line. The Company's lines of credit mature and are renewable one year from the date of contract or mature within five years of the specific obligation. If additional funds are raised, the Company will be able to increase net income commensurately, provided the Company maintains its current overhead structure.

No material commitments for capital equipment existed at year end 1998.
No unusual capital expenditures are anticipated at this time.  On December
25, 1998 the Company declared $25,000 in dividends and paid them on January 13, 1999. Management anticipates that cash will be generated from operations in amounts sufficient to allow the Company to meet its obligations as they come due and to further strengthen the financial stability of the Company. The Company had commitments to fund loans in the amount of $29,366 at December 31, 1998.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

The Company participates in commercial loans. This is subject to specific policies that are focused on preserving principal, maintaining proper liquidity to meet operating needs, and maximizing yields.

The Company's operations may be subject to a variety of market risks, the most material of which is the risk of changing interest rates. Most generally, interest rate risk is the volatility in financial performance attributable to changes in market interest rates, which may result in either fluctuation of net interest income or changes to the economic value of the equity of the Company.

After a review of its commercial loans as of December 31, 1998, the Company has determined that its current exposure to interest rate risk would not result in a significant impact to the financial statements taken as a whole.






















Item 8.  Financial Statements And Supplementary Data

                    Independent Auditors' Report

The Board of Directors
The Idaho Company:

We have audited the accompanying balance sheets of The Idaho Company
(the Company) as of December 31, 1998 and 1997, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


KPMG LLP
Salt Lake City, Utah
March 12, 1999








THE IDAHO COMPANY
Balance Sheets
December 31, 1998 and 1997

                           Assets              1998          1997
                                              ----------   ----------
Cash                                          $    6,206        64,898
Loans receivable (notes 3 and 9)               2,087,908     1,343,585
Less allowance for loan losses (note 4)           87,500        81,464
                                               ----------   ----------
                Net loans                      2,000,408    1,262,121

Accounts receivable                               15,450             --
Interest receivable                               20,428        21,088
Prepaid expense                                   14,811        10,609
Other investments                                114,365        26,865
Office equipment and vehicles, net (note 6)       25,974         2,222
                                               ---------    ----------
                                              $2,197,642     1,387,803
                                              ==========      ========

            Liabilities and Stockholders' Equity

Accounts payable                              $   33,612           --
Accrued expenses                                   8,440        10,780
Payroll tax payable                                4,194         5,391
Dividends payable                                 25,000           --
Amounts due sharehol                              50,000           --
Deferred fees                                       --           3,352
Notes payable (note                              969,400       269,877
                                               ----------    ----------
                                               1,090,646       289,400
Excess of net assets acquired over cost,
   net of accumulated accretion of $104,003
   in 1998 and $80,891 in 1997                    11,556        34,668
                                              ----------    ----------
          Total liabilities                    1,102,202       324,068
Stockholder's equity:
   Common stock, no par value. Authorized 500,000
     shares; 1,618 shares issued and outstanding 982,825       982,825
   Retained earnings                             112,615         80,910
                                              ----------       ----------
          Total stockholders' equity           1,095,440     1,063,735
Commitments and contingencies (notes 5 and 10) ----------        ----------
                                              $2,197,642     1,387,803

THE IDAHO COMPANY
Statements of Income
Years Ended December 31, 1998, 1997, and 1996

                                    1998            1997             1996
                                  ----------    ----------        ----------
Revenues:
    Interest income           $  212,418         148,415        156,048
    Loan Fees                     43,600          19,831         16,636
    Consulting fees                1,313           1,341            983
    Other income (note 9)        191,993           8,506          4,144
                             ----------          ----------       ----------
                                 449,054           178,093        177,811

Expenses:
    Operating expense           210,088           102,533         79,664
    Payroll                     141,028            86,609         72,378
    Interest expense             60,552             5,824          6,252
    Depreciation                  3,793               855            --
                             ----------        ----------        ----------
                                415,461           195,821        158,294

Other - accretion of excess of net
  assets acquired over cost     23,112            23,112          23,112
                               ----------       ----------     ----------
                  Net income $   56,705           5,384         46,629
                                =======          =======        =======
Basic and diluted net
 income per share            $    35.05             3.32           26.35
                              =========          =======         =======
Average number of shares
outstanding                       1,618           1,618          1,618
                                =========       =======          =======




See accompanying notes to financial statements.



THE IDAHO COMPANY
Statements of Stockholders' Equity
Years ended December 31, 1998, 1997, and 1996


                               Common                             Stock-
                               stock               Retained       holders'
                              shares    Amount     earnings        equity
                            ---------  ----------  -----------  ------------
Balances at December 31, 1995 1,618    $ 982,825    32,897      1,015,722

Net income                      --         --        42,629      42,629
                            ---------  -----------  -----------  ------------
Balances at December 31, 1996 1,618      982,825     75,526      1,058,351

Net income                     --           --        5,384          5,384
                            ---------  -----------  ------------  -----------
Balances at December 31, 1997 1,618      982,825     80,910      1,063,735

Net income                     --           --       56,705         56,705

Dividend                       --           --      (25,000)      (25,000)
                            ---------  -----------  -----------  ------------
Balances at December 31, 1998 1,618    $ 982,825     112,615      1,095,440
                             ======      =======      ======       ========



See accompanying notes to financial statements.















THE IDAHO COMPANY
Statements of Cash Flows
Years ended December 31, 1998, 1997, and 1996

                                        1998          1997         1996
                                     ---------     ---------    ---------
Cash flows from operating activities:
  Net income                           56,705         5,384      42,629
  Adjustments to reconcile net income to net
    cash provided by (used in) opearating activities:
  Depreciation expense                  3,793           855        --
  Accretion of excess of net assets
   acquired over cost                 (23,112)      (23,111)    (23,112)
  Provision for loan losses            18,536         5,758      12,070
  Gain on sale of other real-estate
         owned (104,059)                 --             --
  Changes in operating assets and liabilities:
    Accounts receivable               (15,450)          --         --
    Interest receivable                   660         2,816      (7,322)
    Prepaid expense                    (4,202)       (2,094)         900
    Accounts payable                   33,612           --         --
    Accured expenses                   (2,340)         6,871         959
    Payroll tax payable                (1,197)         3,072         752
    Amounts due shareholder            50,000           --         --
    Deferred fees                      (3,352)       (7,535)      10,887
                                     ---------       ---------     ---------
        Net cash provided by (used in)
        operating activities            9,594          7,984      37,763
                                     ---------       ---------      ---------
Cash flows from investing activitie:
  Loans receivable disbursed       (4,608,015)   (1,161,579)    (1,344,114)
  Loans receivable collected        3,764,038     1,163,811      1,008,324
  Capital expenditures                (27,545)       (3,077)        --
  Purchase of other real estate owned (171,789)        --           --
  Proceeds from sale of other real
  estate owed                          375,502         --           --
  Purchase of other investments       (100,000)      (26,865)       --
                                    -----------     ---------      ---------
            Net cash used in
            investing activities      (767,809)      (27,710)    (335,790)
                                      ---------     ---------     ---------
Cash flows from financing activities:
  Net proceeds under notes payable under line
  credit agreements                    699,523        84,956      184,921

                                        1998         1997        1996
                                  ---------      ---------     ---------
Net increase (decrease) in cash        (58,692)      49,262    (113,106)
Cash at beginning of year               64,898       15,636     128,742
                                   ---------     ----------      ---------
Cash at end of year                   6,206          64,898      15,636
                                      =====          ======     ======
Supplemental Disclosure of Cash Flow Information
Cash paid during year for interest     60,552        5,824       6,252
Supplemental Schedule of Non-Cash Activities
Transfer of loans receivable to
other real estate owed                 99,654          --             --
Write off of other investments         12,500          --             --































(1)  Description of Company

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

The dividend policy must be approved by the Director of the Department of Finance of the State of Idaho. TheCompany is not obligated to pay a dividend or dividend in kind.

The Company is a licensed Business and Industrial Development Company (BIDCO). As such, it is regulated by the State of Idaho Department of Finance and is subject to periodic asset quality examinations. On September 30, 1992, the Company was granted an exemption from registration as an investment company under the Investment Company Act of 1940, conditioned upon satisfying certain requirements, which have been met as of December 31, 1998.

(2)  Summary of Significant Accounting Policies

      (a) Loans

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

The Company originates loans to customers under a program that generally provides for SBA guarantees of 75 percent to 90 percent of each loan. Historically, the Company has sold the guaranteed portion of each loan to a third-party and has retained the unguaranteed portion in its own portfolio. The Company allocates basis of the loans sold and the retained portions based upon their relative fair market value. The Company may be required to refund a portion of the sales premium received, if the borrower defaults or the loan prepays within 90 days of the settlement date. At December 31, 1998, the Company had received premiums of $11,594, subject to such recourse.


(b)  Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans and other investments are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans and other investments that may become uncollectible, based on conditions existing at the balance sheet date using evaluations of the collectibility of loans and other investments and prior loan loss experience.

The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.

(c)  Office Equipment and Vehicles

Office equipment and vehicles are stated at cost. Depreciation on equipment and vehicles is calculated on the straight-line method over the following estimated useful lives:

Office equipment                          3 years
Vehicles                                  5 years

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

(e)  Excess of Net Assets Acquired Over Cost

The excess of net assets acquired over cost is accreted on a straight-line basis over a five year life.


(f)  Net Earnings Per Share

On December 31, 1997, the Company adopted the provisions SFAS No.
128, Earnings Per Share. SFAS 128 requires the presentation of both basic and diluted earnings per share (EPS). Basic EPS is the amount of net income or loss divided by the weighted average number of shares of common stock outstanding. Diluted EPS is the amount of income or loss for the period divided by the weighted average number of shares plus all potentially dilutive common shares. The earnings were the same for both the basic and diluted EPS calculations. The basic and diluted weighted average number of shares used for calculating EPS for the years ending December
31, 1998 and 1997, was 1,618.

(g)  Other Investments

The Company has two noninterest bearing convertible debt instruments issued by software companies located in Idaho Falls, Idaho, one valued at $25,000 and second valued at $12,500. The Company also has a $75,000 nonvoting preferred stock interest in a mid-market brokerage firm located in Boise, Idaho and a $1,865 investment in Farmer Mac stock.

(h)  Use of Estimates

The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

(i)  Reclassifications

Certain amounts reported in 1997 have been reclassified to conform with the 1998 presentation.




(3)  Loans Receivable

The Company's loan portfolio is diversified among a variety of industry classifications as follows:


                                                      December 31,
                                                 --------------------
                                                  1998          1997
                                                --------    -----------
 Retail                                          $39,978     316,568
 Manufacturing                                   760,786      17,998
 Agriculture                                      21,717     368,433
 Food processing                                       -      37,200
 Distribution                                          -       5,600
 Construction                                          -     425,244
 Transportation                                   13,495      39,638
 Finance                                         375,263      21,272
 Medical                                           5,995      62,533
 Hospitality                                      25,448      19,010
 Natural resources                                    -        3,379
 Trade                                           749,951      26,710
 Development                                      95,275         -
                                               --------    ----------
                                              $2,087,908   1,343,585
                                               =========  ========

Loans within the portfolio have maturities ranging from one to ten years as of December 31, 1998 and 1997. At December 31, 1998, the Company had loan receivables balances totaling $1,097,273 with two customers. As of December 31, 1998 and 1997, loans designated to nonaccrual status were $168,364 and $97,167, respectively.

(4)  Allowance for Loan Loss

Allowance for loan loss activity is summarized as follows:
                                               Years ended December 31,
                                            ------------------------------
                                             1998        1997       1996
                                          -------      -------    ---------
   Balances, beginning of period         $ 81,464     75,706      63,636
   Provision for loan losses               18,536       5,758     12,070
               Write-offs                (12,500)          -         -
                                          -------     -------    --------
   Balances, end of period               $ 87,500      81,464    75,706

(5)  Notes Payable

Notes payable consist of the following at December 31:

                                                        1998      1997
                                                     --------    --------
Note payable under a revolving line of credit to a financial institution, due July 1999. The interest rate is either the LIBOR rate for fixed periods of 30, 60, or 90 days as selected by the Company plus applicable margin based on the Company's debt/worth ratio or the financial institution's prime rate
(8.125 percent at December 31, 1998). The note is secured by qualified accounts receivable and chattel paper. The Company may borrow up to $750,000. The agreement is subject to certain minimum financial covenants.
                                                      200,000         -

Note payable under a revolving line-of-credit to a financial institution, due July 1999. The interest rate is the financial institution's prime rate
(7.75 percent at December 31, 1998). The note is unsecured. The Company may borrow up to $500,000. The agreement is subject to certain minimum financial covenants.
                                                      437,232          -

Note payable under wholesale lease line to a financial institution due
February 2004 with monthly payments varying based on the underlying lease agreements. The interest rate is the financial institution's internal transfer rate plus 2.2 percent (8 percent at December 31, 1998). The note is secured by equipment and chattel paper. The Company may borrow up to $750,000.
                                                      332,168           -

Note payable under revolving line of credit to a financial institution due June 99. The interest rate is the Wall Street Journal prime rate plus 1.5 percent (10 percent at December 31, 1997). The note is unsecured. The Company may borrow up to $300,000.

                                                           -      269,877
                                                     ---------  -----------
                                                     $969,400     269,877

The aggregate principal maturities of the notes payable subsequent to December 31, 1998 are as follows:
                   1999                                        $817,517
                   2000                                         112,568
                   2001                                          39,315
                                                                -------
                                                               $969,400

At December 31, 1998, the Company was in violation of certain financial debt covenants on notes payable under revolving line of credit agreement with a financial institution in the amounts of $200,000 and $437,237, respectively. Covenants in violation included the debt service coverage ratio, nonperforming loan percentage, and nonperforming loan to capital percentage. The Company received a waiver from the financial institution for fiscal year ending December 31, 1998 only. The Company is attempting to negotiate modification to the covenants with the financial institution in order to be in compliance.

(6)  Office Equipment and Vehicles
The components of office equipment and vehicles at December 31, are as follows:

                                                      1998       1997
                                                    --------     --------
        Office equipment                            $ 20,717     19,734
        Vehicles                                      26,562       -
                                                    ---------     ---------
                                                      47,279     19,734
                 Less accumulated depreciation       (21,305)   (17,512)
                                                   -----------    ----------
                                                    $ 25,974      2,222
                                                      ======     ======

(7)  Income Taxes

No provision has been made in the financial statements for income taxes because of utilization of net operating losses and related decrease in valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:
                                                       December 31,
                                                    ------------------
                                                     1998        1997
                                                   ------        ------
                 Deferred tax assets:
                 Allowance for loan losses          $36,750      34,215
                 Net operating loss carryforward    111,916     171,232
                                                    -------     -------
                       Total deferred tax assets    148,666     205,447
               Less valuation allowance            (148,666)   (205,447)
                                                    -------     -------
                        Net deferred tax asset    $   -            -
The net change in the total valuation allowance for the years ended December 31, 1998 and 1997, was a decrease of $56,781 and an increase of $11,591, respectively.

For income tax return purposes, the Company has available, net operating loss carryforwards of $270,538 which expire between 2002 and 2012.

(8)  Disclosures About the Fair Values of Financial Instruments

The carrying value for short-term financial instruments that mature or reprice frequently at market rates, approximates fair value. Such financial instruments include: cash, accounts and interest receivable, notes payable under revolving lines of credit, accounts payable, and accrued liabilities, payroll taxes payable, dividends payable, amounts due stockholder, and deferred fees. The difference between the fair market value and the carrying value for loans receivable and other investments is not considered significant.

(9)  Related Party Transactions

During the fourth quarter of 1998, the Company sold other real estate owned to a nonaffiliated company owned by an officer and majority stockholder of the Company for $375,502. Included in other income is $104,059 relating to the gain on the sale of other real estate owned. The transaction was settled in cash.

The Company participates out originated loans to a financial institution in
which a stockholder of the Company an ownership interest.   Total participated
loans for the years ending December 31, 1998 and 1997, were $700,000 and $-0-, respectively.

(10) Commitments and Contingencies

The Company had funds committed for loans and unfunded lines of credit as of December 31, 1998 of $29,366.

Certain facilities are leased under various short-term operating leases. Rental expense was $16,989, $10,085, and $7,875 for the years ended December 31, 1998, 1997, and 1996, respectively.

(11) Year 2000

The Company has developed a plan to deal with Year 2000 compliance issues. The Company's operations require only two personal computers, one of which will need to be replaced by Year 2000. The Company will be contacting its building lessor to insure all non-IT systems for internal environment controls will be unaffected by the Year 2000 changeover. Steps are being taken to evaluate all third parties with whom the Company does business, in order to determine any effects of the Year 2000 problem on those relationships. Status of plan development will affect the amount of risk involved. It is expected that risk will be minimal. The Plan provides for the conversion efforts to be completed by the end of fiscal year 1999.

Costs surrounding Year 2000 readiness are considered by the Company as insignificant, amounting to the cost of replacing one personal computer. Any costs related to Year 2000 readiness are being expensed as incurred.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

KPMG LLP, serve as accountants for the year ended December 31, 1998 and have served as independent accountants since June 23, 1994. There have been no disagreements with the Company's accountants on accounting and financial disclosures.








(The remainder of this page intentionally left blank)







Item 10. Directors And Executive Officers Of The Registrant

It is expected that the number of directors serving on the board will continue to be fewer than the total number permitted.

                  Principal Occupation During    Director   Term
Name               the Past Five Years           Since      Expires        Age

Grant R. Caldwell    Retired CPA and Managing  1994         1999           74
                                Partner, KMG Main Hurdman
                                Director, Zions Bancorporation

A. Wayne Mittleider  Vice President,           1994         1999           51
                                  Affordable Housing
                                  Past Executive Director,
                                  Idaho Housing Agency

John P. Rigby        Data Analyst,             1994         1999           42
                             Past Database Analyst,
                             Past Data Analyst,
                             Past Database Administrator, Idaho Power Company Secretary/Treasurer, The Idaho Company

Jeff Jones           Executive Vice President, 1998         2001           49
                          Past Vice President Branch Manager,
                          Bank of Eastern Idaho
                          Past Vice President Relationship Manager,
                          Wells Fargo Bank

William F. Rigby     Chairman and CEO,         1994         2000           68
                               The Idaho Company
                               Chairman, CEO, and President,
                               Bank of Eastern Idaho, Bank of Idaho Holding Co.

Fred T. Thompson, Jr.   Director,              1994         2000           67
                                     Bank of Eastern Idaho
                                     Director, Bank of Idaho Holding Co

Diane Rigby      President, The Idaho          1994         2001           33
                 Company, Director,
                 Bank of Eastern Idaho
                 Director, Bank of Idaho Holding Co.
                 Past Manager, Analytical Support,
                 Zions Bancorporation
           Past Asst. Controller, Asst. Vice President, Bank of Eastern Idaho

(d) Family Relationships
William F. Rigby is the father to John P. Rigby and Diane Rigby.

Item 11.  Executive Compensation.

     None.

Item 12.  Security Ownership Of Certain Beneficial Owners And
Management.

The following directors hold all shares issued and outstanding as of December 31, 1998.

                                Shares of                      Percent of
                                Common Stock                   Outstanding
Name of Beneficial Owner                                          Owned

William F. Rigby                   1,078                           67%
PO Box 1487
Idaho Falls, ID  83403

Fred T. Thompson, Jr.                540                           33%
2390 Stroke Drive
Lake Havasu City, AZ  98607

Aggregate Shares:                  1,618                          100%















Item 13.  Certain Relationships And Related Transactions.

During the fourth quarter of 1998, the Company sold other real estate owned to a nonaffiliated company owned by an officer and majority stockholder of the Company for $375,502. Included in other income is $104,059 relating to the gain on the sale of other real estate owned. The transaction was settled in cash.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form
8-K

(a) The following documents are part of this report and appear on the pages indicated:

    (1) Financial Statements;

          Independent Auditors' Report                                   ...7

          Balance sheets - December 31, 1998 and 1997                    ...8

           Statements of Income -
                    Years ended December 31, 1998, 1997, 1996            ...9

           Statements of Stockholders' Equity -
                    Years ended December 31, 1998, 1997, 1996            ...10

           Statements of Cash Flows -
                    Years ended December 31, 1998, 1997, 1996            ...11

           Notes to Financial Statements                                 ...12

     (2) Financial Statement Schedules:

Schedules are omitted because the information is either not required, not applicable, or is included in the accompanying financial statements.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended
December 31, 1998.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.



                                         The Idaho Company



                                         ----------------------------
                                         Diane Rigby
                                         President


Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act: None

Pursuant to the requirements of the Securities Exchange Act if 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title)                                           Date:

Grant R. Caldwell,  Director

Wayne Mittleider, Director

Diane Rigby, President and Director

John Rigby, Secretary/Treasurer and Director

William F. Rigby, Chairman of Board and
Director

Fred T. Thompson, Jr., Director