Form 10-Q
period 1999-03-31
IDAHO CO
filed 1999-07-13
CIK 809365

[ARTICLE] 5
[LEGEND]
This schedule contains summary financial information extracted from The Idaho Company's Balance Sheet at March 31, 1999, and Statement of Income for the three months ended March 31, 1999, and is qualified in its entirety by reference to such financial statements.
[/LEGEND]

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          MAR-31-1999
[PERIOD-END]                               MAR-31-1999
[CASH]                                            4359
[SECURITIES]                                    174365
[RECEIVABLES]                                  2697072
[ALLOWANCES]                                   (90317)
[INVENTORY]                                          0
[CURRENT-ASSETS]                               2674448
[PP&E]                                           50737
[DEPRECIATION]                                   22585
[TOTAL-ASSETS]                                 2876965
[CURRENT-LIABILITIES]                          1771706
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        982825
[OTHER-SE]                                      122435
[TOTAL-LIABILITY-AND-EQUITY]                   2876965
[SALES]                                              0
[TOTAL-REVENUES]                                100947
[CGS]                                                0
[TOTAL-COSTS]                                    91127
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                  2817
[INTEREST-EXPENSE]                                2404
[INCOME-PRETAX]                                   9820
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                               9820
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                      9820
[EPS-BASIC]                                       6.07
[EPS-DILUTED]                                     6.07