Form 10-K/A
period 1998-12-31
IDAHO CO
filed 2000-03-06
CIK 809365

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549


  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (FEE REQUIRED

                      For the fiscal year ended:   December 31, 1998
                                              -----------------------
                         Commission file number:           33-11309
                                                       ------------
                                   THE IDAHO COMPANY
               (Exact name of registrant as specified in its charter)

               Idaho                                82-0410913
    (State or other jurisdiction of      (Internal Revenue Service Employer
    incorporation or organization)             Identification Number)


        9512 Fairview Avenue
           P. O. Box 6812
            Boise, ID                                83707
    (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:     (208) 375-8099

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None



                            Common Stock - without par value
------------------------------------------------------------------------
                                  (Title of Class)

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




                                       1
                                THE IDAHO COMPANY
                                TABLE OF CONTENTS

Item                                PART I                         Page

 1.   Business                                                      3

 2.   Properties                                                    3

 3.   Legal Proceedings                                             3

 4.   Submission of Matters to a Vote of Security Holders           3

                                    PART II

5.    Market for the Registrant's Common Equity and                 4
        Related Stockholder Matters

 6.   Selected Financial Data                                       4

 7.   Management's Discussion and Analysis of Financial             5
        Condition and Results of Operations

7a.   Quantitative and Qualitative Disclosures About Market Risk	  6

 8.   Financial Statements and Supplementary Data                   7

 9.   Changes in and Disagreements with Accountants on             20
        Accounting and Financial Disclosure

                                   PART III

10.   Directors and Executive Officers of the Registrant           21

11.   Executive Compensation                                       22

12.   Security Ownership of Certain Beneficial Owners              22
        and Management

13.   Certain Relationships and Related Transactions               22

                                    PART IV

14.   Exhibits, Financial Statement Schedules and                  23
        Reports on Form 8-K








                                       2
Significant Financial and Accounting Developments

The Company has restated its 1998 financial statements as described in note
12.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, The Idaho Company has amended and restated in its entirety each item of the 1998 Form 10-K, which has been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made to update such disclosures except to reflect the effects of the restatement.

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

Direct loans and investments totaling $4,608,015 were entered into during the year ended December 31, 1998. Lending activity resulted in the creation or retention of 114 jobs in the State of Idaho. The Company also arranged for $3,010,406 in financing from other sources mainly for long-term real estate transactions.

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

No shareholder is entitled, as a matter of right, to purchase or subscribe for any unissued or treasury stock of the Company, and no shareholder is notes, certificates or indebtedness, debentures, or other obligations convertible into stock of the Company.

The Company declared a cash dividend to its shareholders based upon its profitability. This dividend was made without the approval of the Director of the State Department of Finance, however a policy will be approved during 1999 for future use.

Item 6.  Selected Financial Data


                                       Year           Year          Year
                                       Ended          Ended         Ended
                                       1998           1997          1996
                                     (restated)
                                      ----------    ----------    --------
Revenues                            $  344,995    $  178,093    $  177,811
Net income (loss)                      (47,354)        5,384        42,629
Basic and diluted                       (29.27)         3.32         26.35
net income per share
Total assets                        $2,197,642    $1,387,803    $1,318,166
Cash dividends declared
per common share                         46.35          --             --


                                                 Year            Year
                                                 Ended           Ended
                                                  1995           1994
                                               -----------     ---------
 Revenues                                       $  154,123    $  58,739
 Net income                                         31,070        1,827
 Basic and diluted                                   19.20         1.13
 net income per share
 Total assets                                   $1,101,130   $1,117,595
 Cash dividends declared
 per common share                                    --             --

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

				  Year
                         Ended                   Year               Year
                          1998                  Ended              Ended
                     (as restated)               1997               1996
                      ----------            -----------         ----------
Interest income         212,148                 148,415            156,048
Loan fees                43,600                  19,831             16,636
Consulting fee income     1,313                   1,341                983
Other income             87,934                   8,506              4,144
                      ----------            ------------        ----------
                        344,995                 178,093            177,811

Operating expense       415,461                 195,821            158,294
                      ----------            ------------        ----------
                        415,461                 195,821            158,294

Accretion of excess      23,112                  23,112             23,112
at net assets         ----------            ------------        ----------
acquired over cost
Net income (loss)      ($47,354)                  5,384             42,629
                       ========                ========           ========

Results Of Operations

The primary sources of revenue for the Company during 1998, 1997, and 1996 were interest earned on loans, loan fees, and premiums received on the sale of those loans. This year will stand out as the year of growth in average outstanding loan balances and gross revenues never before seen in the history of the Company. Major expense categories in 1998 and 1997 were payroll, interest expense, severance, and rent.

Operations for 1998, 1997, and 1996 resulted in net income (loss) of ($47,354) (as restated), $5,384,and $42,629, respectively. As restated, the sale of the Other Real Estate Owned was to a company owned by an officer and the majority stockholder of the Company. Cash proceeds of $425,502 were received as consideration with $154,059 in excess of the carrying value of the real estate owned and is being restated as a contribution of capital by the major shareholder instead of gain on sale as originally reported. During 1998, the Company saw increased expenses in payroll and interest expense as it grew its loan volume from the previous year. These two expenses totaled $201,580 as compared to $92,433 in the previous year.

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


Liquidity And Capital Resources

The Company has substantially all available capital invested in loans. Liquidity for operations and additional lending is provided through income, $1,500,000 in unsecured lines of credit and $800,000 in secured line of credit. The Company has $532,168 in secured and $437,232 in unsecured borrowings at year end. Principal payments on the Company's loans receivable are applied to reducing the line. The Company's lines of credit mature and are renewable one year from the date of contract or mature within five years of the specific obligation. If additional funds are raised, the Company will be able to increase net income commensurately, provided the Company maintains its current overhead structure.

No material commitments for capital equipment existed at year end 1998. No unusual capital expenditures are anticipated at this time. On December 25, 1998 the Company declared $75,000 in dividends and paid them on January 13, 1999. Management anticipates that cash will be generated from operations in amounts sufficient to allow the Company to meet its obligations as they come due and to further strengthen the financial stability of the Company. The Company had commitments to fund loans in the amount of $29,366 at December
31, 1998.


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

Item 8.  Financial Statements And Supplementary Data


				Independent Auditors' Report

The Board of Directors
The Idaho Company:

We have audited the accompanying balance sheets of The Idaho Company (the Company) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 12, the accompanying financial statements have been restated.

KPMG LLP
Salt Lake City, Utah
March 12, 1999, except
  as to Note 12, which
  is dated January 26, 2000

THE IDAHO COMPANY
Balance Sheets
December 31, 1998 and 1997


                    Assets                          1998
                                                (as restated
                                                 see note 12)     1997
  								  ----------    ----------
Cash                                              $    6,206        64,898
Loans receivable (notes 3 and 9)                   2,087,908     1,343,585
Less allowance for loan losses (note 4)               87,500        81,464
	                                            ----------    ----------
                Net loans                          2,000,408     1,262,121

Accounts receivable                                   15,450          --
Interest receivable                                   20,428        21,088
Prepaid expense                                       14,811        10,609
Other investments                                    114,365        26,865
Office equipment and vehicles, net (note 6)           25,974         2,222
                                                  ----------    ----------
                                                  $2,197,642     1,387,803
                                                  ==========    ==========

            Liabilities and Stockholders' Equity

Accounts payable                                  $   33,612          --
Accrued expenses                                       8,440        10,780
Payroll tax payable                                    4,194         5,391
Dividends payable                                     75,000          --
Deferred fees                                           --           3,352
Notes payable (note 5)                               969,400       269,877
                                                  ----------    ----------
                                                   1,090,646       289,400
Excess of net assets acquired over cost,
   net of accumulated accretion of $104,003
   in 1998 and $80,891 in 1997                        11,556        34,668
                                                  ----------    ----------
          Total liabilities                        1,102,202       324,068

Stockholder's equity:
   Common stock, no par value. Authorized 500,000
     shares; 1,618 shares issued and outstanding     982,825       982,825
   Contributed capital (note 12)                     154,059	    --
   Retained earnings (deficit)                       (41,444)       80,910
                                                  ----------    ----------
          Total stockholders' equity               1,095,440     1,063,735

Commitments and contingencies (notes 5 and 10)    ----------    ----------
                                                  $2,197,642     1,387,803
								  ==========    ==========

See accompanying notes to financial statements.

THE IDAHO COMPANY
Statements of Income
Years Ended December 31, 1998, 1997, and 1996


						1998
					(as restated)
                               see note 12)         1997           1996
					   ----------	 ----------     ----------
Revenues:
    Interest income              $  212,148         148,415        156,048
    Loan Fees                        43,600          19,831         16,636
    Consulting fees                   1,313           1,341            983
    Other income (note 9)            87,934           8,506          4,144
                                 ----------      ----------     ----------
                                    344,995         178,093        177,811

Expenses:
    Operating expense               210,088         102,533         79,664
    Payroll                         141,028          86,609         72,378
    Interest expense                 60,552           5,824          6,252
    Depreciation                      3,793             855            --
                                  ----------      ----------     ----------
                                    415,461         195,821        158,294

Other - accretion of excess of net
  assets acquired over cost          23,112          23,112         23,112
                                 ----------      ----------     ----------
            Net income (loss)    $  (47,354)          5,384         42,629
                                 ==========      ==========     ==========
Basic and diluted
   net income (loss) per share   $   (29.27)           3.32          26.35
                                 ==========      ==========     ==========
Average number of shares outstanding  1,618           1,618          1,618
                                 ==========      ==========     ==========




See accompanying notes to financial statements.

                               THE IDAHO COMPANY
                        Statements of Stockholders' Equity
                   Years ended December 31, 1998, 1997, and 1996



                                    Common      Contri-   Retained   Stock-
                                     stock       buted    earnings  holders'
                                Shares  Amount  capital   (deficit)  equity
                              --------- -------- --------- --------- -----------
Balances at December 31, 1995    1,618 $ 982,825    --      32,897   1,015,722

Net income                         --         --    --      42,629      42,629
                              --------- -------- --------- --------- -----------
Balances at December 31, 1996    1,618   982,825    --      75,526   1,058,351

Net income                         --         --    --       5,384       5,384
                              --------- -------- --------- --------- -----------
Balances at December 31, 1997    1,618   982,825    --      80,910   1,063,735

Contributed capital related to sale
  of real estate (as restated -
  see note 12)                     --         --  154,059       --     154,059

Net loss (as restated -
           see note 12)            --         --     --    (47,354)    (47,354)

Dividend (as restated -
           see note 12)            --         --     --    (75,000)    (75,000)
                              --------- -------- --------- --------- -----------
Balances at December 31, 1998    1,618 $ 982,825  154,059  (41,444)  1,095,440
                              ========= ======== ========= ========= ===========










See accompanying notes to financial statements.











                                       10
                                 THE IDAHO COMPANY
                             Statements of Cash Flows
                   Years ended December 31, 1998, 1997, and 1996

                                         1998
                                     (as restated
                                      see note 12)    1997         1996
                                       ---------     ---------    ---------
Cash flows from operating activities:
  Net income (loss)                      (47,354)        5,384      42,629
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
  Depreciation expense                     3,793           855         --
  Accretion of excess of net assets
   acquired over cost                    (23,112)      (23,111)    (23,112)
  Provision for loan losses               18,536         5,758      12,070
Changes in operating assets and liabilities:
    Accounts receivable                  (15,450)          --          --
    Interest receivable                      660         2,816      (7,322)
    Prepaid expense                       (4,202)       (2,094)        900
    Accounts payable                      33,612           --          --
    Accrued expenses                      (2,340)        6,871         959
    Payroll tax payable                   (1,197)        3,072         752
    Deferred fees                         (3,352)       (7,535)     10,887
                                       ---------     ---------    --------
        Net cash provided by (used in)
        operating activities             (40,406)       (7,984)     37,763
                                       ---------     ---------   ---------
Cash flows from investing activities:
  Loans receivable disbursed          (4,608,015)   (1,161,579) (1,344,114)
  Loans receivable collected           3,764,038     1,163,811   1,008,324
  Capital expenditures                   (27,545)       (3,077)         --
  Purchase of other real estate owned   (171,789)          --           --
  Proceeds from sale of other real
          estate owned                   271,443           --           --
  Purchase of other investments         (100,000)      (26,865)         --
                                      ----------     ---------   ---------
   Net cash used in investing activities(871,868)      (27,710)   (335,790)
                                       ---------     ---------   ---------
Cash flows from financing activities:
  Net proceeds under notes payable under line
    credit agreements                    699,523        84,956     184,921
  Contributed capital                    154,059  	    --	     --
                                       ---------     ---------   ---------
Net cash provided by financing activities853,582        84,956     184,921
                                       ---------	--------   ---------
Net increase (decrease) in cash          (58,692)       49,262    (113,106)
Cash at beginning of year                 64,898        15,636     128,742
                                       ---------     ---------   ---------
Cash at end of year                        6,206        64,898      15,636
                                       =========     =========   =========
Supplemental Disclosure of Cash Flow Information
Cash paid during year for interest        60,552         5,824       6,252
Supplemental Schedule of Non-Cash Activities
Transfer of loans receivable to
other real estate owed                    99,654          --          --
Write off of other investments            12,500          --          --
See accompanying notes to financial statements.

                                       11
(1)	Description of Company

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

The dividend policy must be approved by the Director of the Department of Finance of the State of Idaho. The Company is not obligated to pay a dividend or dividend in kind.

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




                                       12
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














                                       13
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

(i)	Reclassifications

Certain amounts reported in 1997 have been reclassified to conform with the 1998 presentation.






















                                       14
(3)	Loans Receivable

The Company's loan portfolio is diversified among a variety of industry classifications as follows:


                                                         December 31,
                                                     --------------------
                                                       1998        1997
                                                     --------    --------

                           Retail                     $39,978     316,568
                           Manufacturing              760,786      17,998
                           Agriculture                 21,717     368,433
                           Food processing                  -      37,200
                           Distribution                     -       5,600
                           Construction                     -     425,244
                           Transportation              13,495      39,638
                           Finance                    375,263      21,272
                           Medical                      5,995      62,533
                           Hospitality                 25,448      19,010
                           Natural resources                -       3,379
                           Trade                      749,951      26,710
                           Development                 95,275           -
                                                     --------    --------
                                                   $2,087,908   1,343,585
		                                      ===========  ==========

Loans within the portfolio have maturities ranging from one to ten years as of December 31, 1998 and 1997. At December 31, 1998, the Company had loan receivables balances totaling $1,097,273 with two customers. As of December 31, 1998 and 1997, loans designated to nonaccrual status were $168,364 and $97,167, respectively.

(4)	Allowance for Loan Loss

Allowance for loan loss activity is summarized as follows:


                                                Years ended December 31,
                                            ------------------------------
                                              1998        1997       1996
                                            -------      -------    ------

           Balances, beginning of period   $ 81,464       75,706    63,636
           Provision for loan losses         18,536        5,758    12,070
           Write-offs                       (12,500)           -         -
                                            -------      -------    ------
           Balances, end of period         $ 87,500       81,464    75,706
                                            =======      =======    ======






                                       15
(5)	Notes Payable

Notes payable consist of the following at December 31:

                                                          1998      1997
                                                        --------  --------
Note payable under a revolving line of credit to a
financial institution, due July 1999.  The interest
rate is either the LIBOR rate for fixed periods of
30, 60, or 90 days as selected by the Company plus
applicable margin based on the Company's debt/worth
ratio or the financial institution's prime rate
(8.125 percent at December 31, 1998).  The note is
secured by qualified accounts receivable and chattel
paper.  The Company may borrow up to $750,000.
The agreement is subject to certain minimum financial
covenants.                                                200,000      -

Note payable under a revolving line-of-credit to a
financial institution, due July 1999.  The interest
rate is the financial institution's prime rate (7.75
percent at December 31, 1998).  The note is unsecured.
The Company may borrow up to $500,000.  The agreement
is subject to certain minimum financial covenants.        437,232      -

Note payable under wholesale lease line to a financial
institution due February 2004 with monthly payments
varying based on the underlying lease agreements.  The
interest rate is the financial institution's internal
transfer rate plus 2.2 percent (8 percent at December 31,
1998).  The note is secured by equipment and chattel paper.
The Company may borrow up to $750,000.                    332,168      -

Note payable under revolving line of credit to a financial
institution due June 99.  The interest rate is the Wall
Street Journal prime rate plus 1.5 percent (10 percent at
December 31, 1997).  The note is unsecured.  The Company
may borrow up to $300,000.                                   -      269,877
                                                           -------  -------
                                                          $969,400  269,877
                                                           =======  =======

The aggregate principal maturities of the notes payable subsequent to December 31, 1998 are as follows:
                   1999                                        $817,517
                   2000                                         112,568
                   2001                                          39,315
                                                                -------
                                                               $969,400
                                                                =======






                                       16
At December 31, 1998, the Company was in violation of certain financial debt covenants on notes payable under revolving line of credit agreement with a financial institution in the amounts of $200,000 and $437,237, respectively. Covenants in violation included the debt service coverage ratio, nonperforming loan percentage, and nonperforming loan to capital percentage. The Company received a waiver from the financial institution for fiscal year ending December 31, 1998 only. The Company is attempting to negotiate modification to the covenants with the financial institution in order to be in compliance.

(6)	Office Equipment and Vehicles

The components of office equipment and vehicles at December 31, are as follows:
                                                       1998        1997
                                                      ------      ------
                 Office equipment                   $ 20,717      19,734
                 Vehicles                             26,562         -
                                                      ------      ------
                                                      47,279      19,734
                 Less accumulated depreciation       (21,305)    (17,512)
                                                      ------      ------
                                                    $ 25,974       2,222
                                                      ======      ======
(7)	Income Taxes

No provision has been made in the financial statements for income taxes because of utilization of net operating losses and related decrease in valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

                                                          December 31,
                                                       ------------------
                                                        1998        1997
                                                       ------      ------
               Deferred tax assets:
                 Allowance for loan losses            $36,750      34,215
                 Net operating loss carryforward      111,916     171,232
                                                      -------     -------
                       Total deferred tax assets      148,666     205,447
               Less valuation allowance              (148,666)   (205,447)
                                                      -------     -------
                       Net deferred tax asset         $  -           -
                                                      =======     =======

The net change in the total valuation allowance for the years ended December 31, 1998 and 1997, was a decrease of $56,781 and an increase of $11,591, respectively.

For income tax return purposes, the Company has available, net operating loss carryforwards of $270,538 which expire between 2002 and 2012.


                                       17
(8)	Disclosures About the Fair Values of Financial Instruments

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













                                       18


(12)  Restatement

During the fourth quarter of 1998, the Company sold other real estate owned to a company owned by an officer and the majority stockholder of the Company. Cash proceeds of $425,502 received as consideration, net of a $50,000 dividend declared to the majority stockholder coincident to the sale, resulted in a gain as originally reported of $104,059. The accompanying financial statements have been restated to reflect;
1.) an increase in dividends declared and payable of $50,000 and 2.), the amount of consideration in excess of the carrying value of the real estate owned ($154,059) as a contribution of capital by the majority shareholder. Accordingly, the accompanying restated financial statements reflect a net loss for 1998 of $47,354 or $29.27 per share as compared with net income of $56,705 or $35.05 per share as previously reported. Total stockholders' equity as previously reported is not affected by the restatement.


































(The remainder of this page intentionally left blank)


                                       19

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

KPMG LLP, serve as accountants for the year ended December 31, 1998 and have served as independent accountants since June 23, 1994. There have been no disagreements with the Company's accountants on accounting and financial disclosures except that the Company and KPMG LLP disagreed as to the accounting treatment related to gain recognition of a real estate transaction in the Company's 1998 financial statements; however, the disagreement was ultimately resolved to the satisfaction of KPMG LLP.










































(The remainder of this page intentionally left blank)



                                       20
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
                      Company, Director,
                      Bank of Eastern Idaho
			    Director, Bank of Idaho Holding Co.
			    Past Manager, Analytical Support,
			    Zions Bancorporation
			    Past Asst. Controller, Asst. Vice President
			    Bank of Eastern Idaho

(d) Family Relationships
William F. Rigby is the father to John P. Rigby and Diane Rigby.

                                       21
Item 11.  Executive Compensation.

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


Item 13.  Certain Relationships And Related Transactions.

During the fourth quarter of 1998, the Company sold other real estate owned to a nonaffiliated company owned by an officer and majority stockholder of the Company. Cash proceeds of $425,502 received as consideration, net of a $50,000 dividend declared to the majority stockholder coincident to the sale, resulted in a gain as originally reported of $104,059. The accompanying financial statements have been restated to reflect; 1.) an increase in dividends declared and payable of $50,000 and 2.), the amount of consideration in excess of the carrying value of the real estate owned ($154,059) as a contribution of capital by the majority shareholder. Accordingly, the accompanying restated financial statements reflect a net loss for 1998 of $47,354 or $29.27 per share as compared with net income of $56,705 or $35.05 per share as previously reported. Total stockholders' equity as previously reported is not affected by the restatement.
















                                       22
                                    PART IV

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























                                       23

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.



						           The Idaho Company


						 	 ------------------------------
			                             Diane Rigby
						           President


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






                                       24